Form 10-Q
period 2000-06-30
CHINA VENTURES LTD
filed 2000-08-31
CIK 1101545

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

         (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2000

                                                          OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

         Commission file number:  000-30802
                                -------------

                             CHINA VENTURES LIMITED
                             ----------------------
             (Exact name of registrant as specified in its charter)

          CAYMAN ISLANDS                                  N/A
          --------------                                  ---
(State or other jurisdiction of            (IRS Employer Identification Number)
incorporation or organization)

                     80 SW 8TH STREET, MIAMI, FLORIDA 33130
                     --------------------------------------
                    (Address of Principal Executive Offices)

                                 (305) 810-2898
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ ] NO [ X ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Ordinary Shares, $0.001 par value, outstanding on August 31, 2000:  252,550

                                TABLE OF CONTENTS


                                                                        Page
PART I.  FINANCIAL INFORMATION

         Item 1.   Financial Statements

                        Balance Sheets                                    3

                        Statements of Operations                          4

                        Statements of Cash Flows                          5

                        Notes to Financial Statements                     6

         Item 2.   Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                    9

         Item 3.   Quantitative & Qualitative Disclosures about
                   Market Risk                                            9

                   Risk Factors                                           9

PART II. OTHER INFORMATION

         Item 1.   Legal Proceedings                                     14

         Item 2.   Changes in Securities and Use of Proceeds             14

         Item 3.   Defaults Upon Senior Securities                       14

         Item 4.   Submission of Matters to a Vote of Security Holders   14

         Item 5.   Other Information                                     14

         Item 6.   Exhibits and Reports on Form 8-K                      14

SIGNATURES


Item 1.  Financial Statements.


                             CHINA VENTURES LIMITED
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS


                                                                       (Unaudited)
                                                                         June 30,   December 31,
                                                                           2000         1999
                                                                        ---------   ------------
           ASSETS

Current assets:
 Cash and cash equivalents ...........................................   $  2,117    $ 13,750
  Total current assets ...............................................      2,117      13,750
                                                                         --------    --------
  Total assets .......................................................   $  2,117    $ 13,750
                                                                         --------    --------
                                                                         --------    --------

           LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Due to related party ................................................   $  8,000    $  8,000
 Accrued expenses ....................................................      3,000      11,678
                                                                         --------    --------
   Total current liabilities .........................................   $ 11,000    $ 19,678
                                                                         --------    --------

Stockholders' equity (deficiency)
 Common stock - $.001 par value, 50,000,000 shares authorized,
  252,550 issued and outstanding .....................................   $    253         253
 Additional paid-in capital ..........................................     19,473      14,997
 Subscription receivable .............................................       (250)       (250)
 Deficit accumulated during the development stage ....................    (28,359)    (20,928)
                                                                         --------    --------
   Total stockholders' equity (deficiency) ...........................   $ (8,883)   $ (5,928)
                                                                         --------    --------
   Total liabilities and stockholders' equity ........................   $  2,117    $ 13,750
                                                                         --------    --------
                                                                         --------    --------



                 See accompanying notes to financial statements.

                             CHINA VENTURES LIMITED
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                                                             FOR THE SIX
                                                  FOR THE THREE MONTHS       MONTHS ENDED
                                                  ENDED JUNE 30, 2000          JUNE 30,
                                                     (UNAUDITED)            2000 (UNAUDITED)
                                                  --------------------      ---------------
ADMINISTRATIVE EXPENSES
 Accounting and legal fees                                                  $         7,390
 Bank charges                                     $                20                    40
                                                  --------------------      ---------------
  NET LOSS                                        $               (20)      $        (7,430)
                                                  --------------------      ---------------
                                                  --------------------      ---------------
BASIC AND DILUTED NET LOSS PER SHARE              $                --       $         (0.03)
                                                  --------------------      ---------------
                                                  --------------------      ---------------
SHARES USED IN THE CALCULATION OF
   BASIC AND DILUTED NET LOSS PER SHARE                       252,550               252,550
                                                  --------------------      ---------------
                                                  --------------------      ---------------


                 See accompanying notes to financial statements.

                             CHINA VENTURES LIMITED
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                                 FOR THE THREE MONTHS   FOR THE SIX MONTHS ENDED JUNE
                                                                 ENDED JUNE 30, 2000           30, 2000
                                                                      (UNAUDITED)             (UNAUDITED)
                                                                 -------------------    -----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

NET LOSS                                                         $              (20)     $                     (7,430)

Adjustments to reconcile net income to Net
 cash provided by (used in) operating activities:
 (Decrease)/Increase in accrued expenses                                    (11,678)                           (8,678)
                                                                 -------------------    -----------------------------
 Net cash provided (used) by operating activities:                          (11,698)                          (16,108)
                                                                 -------------------    -----------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

 Additional capital contributed                                                  --                             4,475
                                                                 -------------------    -----------------------------

  Net cash provided by financing activities:                                     --                             4,475
                                                                 -------------------    -----------------------------

NET INCREASE (DECREASE) IN CASH                                             (11,698)                          (11,633)

CASH, beginning of period                                                    13,750                            13,750
                                                                 -------------------    -----------------------------

CASH, end of period                                              $            2,052      $                      2,117
                                                                 -------------------    -----------------------------
                                                                 -------------------    -----------------------------


                 See accompanying notes to financial statements.

                             CHINA VENTURES LIMITED
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

China Ventures Limited (the Company) was incorporated in the Cayman Islands on December 10, 1999 for the purpose of facilitating a Chinese private company to become a reporting public company whose securities are qualified for trading in the United States secondary market. The Company has the intention of attempting to locate and negotiate with a target business entity, initially from the People's Republic of China (PRC), to effect a merger or some other business combination, in exchange for the opportunity to acquire ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. If this initial attempt fails, the Company is not expected to restrict its search to any specific business, industry or geographical location.

As of June 30, 2000 the Company is in the development stage and has not started operations- accordingly these financial statements are prepared in accordance with SFAS 7, "Accounting and Reporting by Development Stage Enterprises" as issued by the Financial Accounting Standards Board."

ACCOUNTING METHOD

The Company presents its financial statements under the accrual basis of accounting, under which method revenues are recognized when earned rather than when received, and expenses are recognized when incurred rather than when paid.

EARNINGS PER SHARE

Primary and fully diluted loss per share is computed based on weighted average common shares outstanding of 252,550 at June 30, 2000.

INCOME TAXES

The Company is incorporated in the Cayman Islands and is, therefore, not subject to income taxes.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

                             CHINA VENTURES LIMITED
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NEW ACCOUNTING PRONOUNCEMENT

SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard to have a material effect on its financial statements.

NOTE B - GOING CONCERN

As shown in the accompanying financial statements, the Company is in the development stage, has yet to generate operating revenues and will require a significant amount of capital to commence its planned principal operations. As reflected in the accompanying financial statements, the Company has incurred accumulated losses since inception of $28,359 and has raised an insignificant amount of capital. As such, there is no assurance that the Company will be successful in its efforts to raise the necessary capital to commence its planned principal operations.

The Company has indicated that its principal operation is to engage in a merger or acquisition with an unidentified company or companies and may issue "penny stock" securities as defined in the Securities and Exchange Act of 1934. The Company will require a significant amount of capital to commence its planned principal operations. Accordingly, the Company's ability to continue as a going concern is dependent upon its ability to secure an adequate amount of capital to finance its planned principal operations.

The Company's plans include a merger and a subsequent public offering of its common stock; however there is no assurance that they will be successful in their efforts to raise capital or to obtain a business combination.

These conditions raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE C - RELATED PARTY TRANSACTIONS

A stockholder of the Company acted as legal counsel during 1999. Legal fees and incorporation costs for the year ended December 31, 1999 in the amount of $11,678 were payable to a law firm in which this stockholder is a partner.

During the year ended December 31, 1999, the Company borrowed $8,000, due on demand, from an entity related through common ownership. This amount is uncollateralized and non-interest bearing.

NOTE D - TRANSACTIONS WITH STATE-OWNED ENTITIES

A significant portion of the Company's transactions might be undertaken, directly or indirectly with State-owned enterprises in the PRC and on such commercial terms as determined between the relevant PRC State-owned enterprises and the Company.

NOTE E - FOREIGN CURRENCY EXCHANGE

A significant portion of the business of the Company's PRC Subsidiaries may be undertaken in Renmin (RMB), the national currency of the PRC, which is not freely convertible into the US$ or other foreign currencies.

NOTE F - CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS

If a merger, alliance or some other business combination is successful, the Company's operating assets and primary source of income and cash flow are expected to be its interests in its subsidiaries in the PRC. The value of the Company's interests in these subsidiaries may be adversely affected by significant political, economic and social uncertainties in the PRC. Although the PRC government has been pursuing economic reform policies for many years, no assurance can be given that the PRC government will continue to pursue such policies or that such policies may not be significantly altered, especially in the event of a change in leadership, social or political disruption or unforeseen circumstances affecting the PRC's political, economic and social conditions. There is also no guarantee that the PRC government's pursuit of economic reforms will be consistent or effective.

NOTE G - UNAUDITED FINANCIAL STATEMENTS

The unaudited financial statements presented as of June 30, 2000 and for three months ended March 31, 2000 and six months ended June 30, 2000 contain all adjustments necessary, in management's opinion, for a fair presentation of financial position and results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

              GENERAL. China Ventures was incorporated in the Cayman Islands in December 1999. China Ventures is not an operating company and does not have significant assets or conduct significant business. The proposed activities of China Venture are that of a "blank check" company. A blank check company is a development stage company that has no specific plan or purpose or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies. China Ventures was formed to provide a method for an as-yet identified private company in the Republic of China to become a reporting "public" company whose securities are qualified for trading in the United States secondary market.

         THREE MONTHS ENDED JUNE 30, 2000

              ADMINISTRATIVE EXPENSES. For the three months ended June 30, 2000, China Ventures had administrative expenses of $20.

              NET LOSS. For the three months ended June 30, 2000, China Ventures had a net loss of $20.

         SIX MONTHS ENDED JUNE 30, 2000

              ADMINISTRATIVE EXPENSES. For the six months ended June 30, 2000, China Ventures had administrative expenses of $7,430.

              NET LOSS. For the six months ended June 30, 2000, China Ventures had a net loss of $7,430.

         LIQUIDITY AND CAPITAL RESOURCES

              As of June 30, 2000, China Ventures had cash and cash equivalents of $2,117. Accordingly, management believes that it will be required to raise additional funds to sustain China Ventures during 2000 and beyond. We cannot assure you that China Ventures will be able to raise sufficient funds, either through the incurrence of debt or the offering of equity securities. If China Ventures is unable to raise capital to sustain its business, it will be forced to go out of business. Management's ability to execute its business plan is fully dependent on its ability to raise necessary funds.

ITEM 3.  QUANTITATIVE & QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.


                                  RISK FACTORS

         China Ventures's business is subject to numerous risk factors, including the following:

         WE HAVE NO OPERATING HISTORY AND MINIMAL ASSETS AND, AS A RESULT, OUR PROSPECTS ARE DIFFICULT TO EVALUATE.

         We have had no operating history nor any revenues or earnings from operations. China Ventures has no significant assets or financial resources. We will incur operating expenses without corresponding revenues, at least until the consummation of a business combination. As a result we may incur a net operating loss which will increase continuously until we can consummate a business combination with a target entity. If we are unable to fund our business, we will be forced to go out of business.

         OUR PROPOSED OPERATIONS ARE SPECULATIVE AND OUR BUSINESS MAY FAIL.

         The success of China Ventures' proposed plan of operation will depend to a great extent on the operations, financial condition and management of the target entity. While management intends to seek business combinations with entities having established operating histories, management will be spending a minimal amount of time dedicated to finding an appropriate target candidate. As a result, there can be no assurance that we will be successful in locating candidates meeting our criteria. In the event we complete a business combination, the success of our operations will be dependent upon management of the target entity and numerous other factors beyond our control. It is possible that our resources will be depleted prior to consummating a business combination.

         TRANSACTIONS INVOLVING "PENNY STOCKS" SUCH AS CHINA VENTURES ARE HIGHLY REGULATED.

         The Exchange Act defines "penny stock" as any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person's account for transactions in penny stocks and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must (i) obtain financial information and investment experience and objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination and (ii) certify that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure is also required to be made about the risks of investing in penny stocks in both public offerings and in secondary trading, and about commissions payable to both the broker or dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

         THERE IS A SCARCITY OF AND TREMENDOUS COMPETITION FOR TARGET CANDIDATES AND COMBINATIONS.

         China Ventures is and will continue to be an insignificant participant in the business of seeking mergers with and acquisitions of business entities. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies which may be merger or acquisition target candidates for China Ventures. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than China Ventures and, consequently, China Ventures will be at a competitive disadvantage in identifying possible target entities and successfully completing a business combination. In addition, China Ventures will also compete with numerous other small public companies in seeking merger or acquisition candidates.

         THE COSTS OF COMPLYING WITH OUR REPORTING OBLIGATIONS UNDER THE EXCHANGE ACT MAY BE PROHIBITIVE.

         The Exchange Act requires companies subject thereto to provide certain information about their operations including certified financial statements. The time and additional costs that may be incurred by China Ventures to prepare financial statements may cause China Ventures to cease operations even after a business combination has been consummated. If China Ventures uses all of its funds and is unable to consummate a business combination or raise additional funds, it will be forced to go out of business.

         OUR MANAGEMENT TEAM HAS MINIMAL EXPERIENCE IN ANALYZING AND ACQUIRING COMPANIES AND EXPECTS TO DEVOTE A MINIMAL AMOUNT OF TIME AND EFFORT TO FINDING AN ACQUISITION CANDIDATE.

         Management has limited experience in the business of analyzing private companies and in the securities industry. In addition, while seeking a business combination, management anticipates devoting only a portion of its time to the business of China Ventures. The combined limited experience and limited time commitment of management may result in China Ventures' failure to enter into a successful business combination.

         We intend to enter into a business combination with a Chinese entity, which will expose us to risks not associated with domestic entities.

         This may expose us to many risks, including:

         -    economic downturns;
         -    currency exchange rate fluctuations;
         -    changes in governmental policy;
         -    international incidents;
         -    military outbreaks;
         -    government instability;
         -    nationalization of foreign assets; and
         -    government protectionism.

         WE ARE NOT CURRENTLY A PARTY TO AND CANNOT GUARANTEE THAT WE WILL BECOME A PARTY TO ANY ARRANGEMENT WHICH WOULD RESULT IN A BUSINESS COMBINATION.

         Although we have commenced preliminary discussions with business entities from the Republic of China, we currently have no arrangement or agreement with respect to engaging in a merger with or acquisition of any business entity. We have not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which we will require a target business opportunity to have achieved, or without which we would not consider a business combination with such business entity.

         WE MAY BE ABLE TO PURSUE ONLY ONE BUSINESS OPPORTUNITY WHICH WOULD RESTRICT OUR ABILITY TO DIVERSIFY INTO OTHER AREAS.

         Our proposed operations, even if successful, will in all likelihood result in us engaging in a business combination with only one business opportunity. Consequently, our activities will be limited to those engaged in by the business with which we merge or acquire. Our inability to diversify our activities into a number of areas may subject us to economic fluctuations within a particular business or industry and therefore increase the risks associated with our operations.

         CHINA VENTURES HAS, AND WILL CONTINUE TO HAVE, NO CAPITAL WITH WHICH TO PROVIDE THE OWNERS OF TARGET ENTITIES.

         Although China Ventures has no capital to provide to target entities, management believes that China Ventures will be able to offer owners of target entities the opportunity to acquire ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. This, however, is no guarantee that the owners of a target entity will enter into a business combination with China Ventures.

         WE DEPEND ON KEY INDIVIDUALS AND THEY WOULD BE DIFFICULT TO REPLACE.

         While seeking a business combination, management anticipates devoting minimal hours to our business. Our officers and directors have not entered into written employment agreements with us and are not expected to do so in the foreseeable future. We have not obtained key man life insurance on our officers and directors. Notwithstanding the combined limited experience and limited time commitment of management, loss of the services of these individuals would adversely affect development of our business and our likelihood of continuing operations.

         OUR MANAGEMENT MAY PARTICIPATE IN OTHER ACTIVITIES WHICH MAY DIRECTLY OR INDIRECTLY CONFLICT WITH THE ACTIVITIES IN WHICH WE ARE PARTICIPATING.

         Our officers and directors participate in other ventures which may compete directly or indirectly with us. Additional conflicts of interest and non-arms length transactions may also arise in the future. Management has adopted a policy that requires full disclosure of any potentially conflicting relationships.

         THE REPORTING REQUIREMENTS OF THE EXCHANGE ACT MAY DELAY OR PRECLUDE THE ACQUISITION OF SOME TARGET ENTITIES.

         The Exchange Act requires companies whose securities are registered under the Exchange Act to provide information about significant acquisitions including audited financial statements for the acquired entity covering one or two fiscal years, depending on the relative size of the acquisition. It is likely that we will be required to prepare and file an information statement with the SEC prior to the consummation of any transaction. Filing the information statement will require us to prepare the financial statements for any potential acquired company in conformity with generally accepted accounting principles and to provide appropriate financial disclosure to China Ventures shareholders. The cost and effort of such an undertaking may make a potential acquisition less attractive to us.

         The time and additional costs that may be incurred by some target entities to prepare such audited financial statements may significantly delay or essentially preclude our consummation of an otherwise desirable acquisition. Acquisition prospects that do not have and are unable to obtain the required audited financial statements will not be appropriate for acquisition.

         A BUSINESS COMBINATION MAY RESULT IN A CHANGE IN CONTROL AND A CHANGE IN OUR MANAGEMENT.

         A business combination involving the issuance of our common stock will, in all likelihood, result in shareholders of a target entity obtaining a controlling interest in us. Any such business combination may require our officers and directors to sell or transfer all or a portion of our common stock held by them, and to resign as members of the Board of Directors and as officers. The resulting change in control could result in removal of our present officers and directors and a corresponding reduction in or elimination of their participation in our future affairs.

         THERE IS NO ASSURANCE THAT A TRADING MARKET WILL EVER DEVELOP IN OUR SECURITIES.

         We currently have no shares which have been registered for public sale or are eligible to be sold in any public market. We may enter into a business combination with a business entity that desires to establish a public trading market for its shares if we have shares that are trading publicly. A target entity may attempt to avoid what it deems to be adverse consequences of undertaking its own public offering by seeking a business combination with China Ventures. Such consequences may include, but are not limited to, time delays of the registration process, significant expenses to be incurred in such an offering, loss of voting control to public shareholders or the inability to obtain an underwriter or to obtain an underwriter on terms satisfactory to the target entity.

         THERE IS NO GUARANTEE THAT A BUSINESS COMBINATION WOULD RESULT IN TAX-FREE TREATMENT.

         Federal and state tax consequences will, in all likelihood, be major considerations in any business combination we may undertake. Currently, such transactions may be structured so as to result in tax-free treatment to both companies, pursuant to various federal and state tax provisions. We intend to structure any business combination so as to minimize the federal and state tax consequences to us and the target entity; however, we cannot assure you that any business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes which may have an adverse effect on both parties to the transaction.

                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

There is no litigation pending or threatened by or against China Ventures.

ITEM 2.  CHANGES IN SECURITIES.

In December 1999, China Ventures issued and sold 2,500 ordinary shares to 25 individuals for aggregate consideration of $15,000. China Ventures did not sell these ordinary shares in reliance on any exemption from the United States federal securities laws as all purchasers were residents of the Republic of China.

On December 16, 1999, in connection with the formation of China Ventures, Mr. Hong Yang received 123,750 ordinary shares, Mr. James Chow received 121,250 ordinary shares and Mr. Ricardo Bajandas received 5,050 ordinary shares. Each of Mr. Yang, Mr. Chow and Mr. Bajandas paid par value as consideration for the shares issued in connection with the formation of China Ventures. Mr. Yang and Mr. Chow are residents of China. Mr. Bajandas is a resident of the United States. Accordingly, no exemption was required for the issuance of ordinary shares to Mr. Yang or Mr. Chow. Mr. Bajandas purchased his ordinary shares of China Ventures in reliance on Rule 4(2) promulgated under the Securities Act. In May 2000, in connection with the termination of Mr. Bajandas' engagement with China Ventures, Mr. Bajandas agreed to transfer his ordinary shares to China Ventures.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not Applicable.

ITEM 5.  OTHER INFORMATION.

Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits


Exhibit No.             Description
-----------             -----------
27                 Financial Data Schedule



(b) China Ventures did not file any reports on Form 8-K during the quarter for which this report is being filed.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                  CHINA VENTURES LIMITED

    Date: August 30, 2000         By: /s/ James N.L. Chow
                                      ------------------------------------------
                                      James N.L. Chow
                                      Secretary &
                                      Principal Financial and Accounting Officer

                                  EXHIBIT INDEX


Exhibit Number           Description
--------------           -----------
27                 Financial Data Schedule
