Form 10-Q
period 2000-09-30
CHINA VENTURES LTD
filed 2000-11-16
CIK 1101545

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

 (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2000

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

          CAYMAN ISLANDS                                  N/A
 (State or other jurisdiction of            (IRS Employer Identification Number)
incorporation or organization)

                     80 SW 8TH STREET, MIAMI, FLORIDA 33130
                     --------------------------------------
                    (Address of Principal Executive Offices)

                                 (305) 810-2898
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Ordinary Shares, $0.001 par value, outstanding on November 13, 2000:  252,550

                                TABLE OF CONTENTS

                                                                        Page

PART I.  FINANCIAL INFORMATION

         Item 1.   Financial Statements

                        Balance Sheets                                    3

                        Statements of Operations                          4

                        Statements of Cash Flows                          5

                        Notes to Financial Statements                     6

         Item 2.   Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                    9

         Item 3.   Quantitative & Qualitative Disclosures about
                   Market Risk                                            9

                   Risk Factors                                          10

PART II. OTHER INFORMATION

         Item 1.   Legal Proceedings                                     15

         Item 2.   Changes in Securities and Use of Proceeds             15

         Item 3.   Defaults Upon Senior Securities                       15

         Item 4.   Submission of Matters to a Vote of Security Holders   15

         Item 5.   Other Information                                     15

         Item 6.   Exhibits and Reports on Form 8-K                      15

SIGNATURES

Item 1.  Financial Statements.


                             CHINA VENTURES LIMITED
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

                                                     (Unaudited)
                                                     September 30, December 31,
                                                         2000          1999
                                                     ------------- ------------
           ASSETS

Current assets:
 Cash and cash equivalents .......................     $    419      $ 13,750
  Total current assets ...........................          419        13,750

             Total assets ........................     $    419      $ 13,750
                                                       ========      ========

           LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Due to related party ............................     $  8,000      $  8,000
 Accrued expenses ................................           --        11,678
                                                       --------      --------
   Total current liabilities .....................        8,000        19,678

Stockholders' equity (deficiency)
 Common stock - $.001 par value, 50,000,000 shares
  authorized, 252,550 issued and outstanding .....          253           253
 Additional paid-in capital ......................       27,473        14,997
 Subscription receivable .........................         (250)         (250)
 Deficit accumulated during the development stage       (35,057)      (20,928)
                                                       --------      --------
   Total stockholders' equity (deficiency) .......       (7,581)       (5,928)
                                                       --------      --------
   Total liabilities and stockholders' equity ....     $    419      $ 13,750
                                                       ========      ========

                 See accompanying notes to financial statements.

                             CHINA VENTURES LIMITED
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                     FOR THE THREE      FOR THE NINE
                                      MONTHS ENDED      MONTHS ENDED
                                   SEPTEMBER 30, 2000 SEPTEMBER 30, 2000
                                      (UNAUDITED)       (UNAUDITED)
                                   ------------------ ------------------
ADMINISTRATIVE EXPENSES
 Accounting and legal fees             $   6,694         $  14,084
 Bank charges                                  4                44
                                       ---------         ---------
 NET LOSS                              $  (6,698)        $ (14,128)
                                       =========         =========
BASIC & DILUTED NET LOSS PER
SHARE                                  $   (0.02)        $   (0.05)

SHARES USED IN THE CALCULATION
OF BASIC & DILUTED NET LOSS PER
SHARE                                    252,550           252,550

                 See accompanying notes to financial statements.

                             CHINA VENTURES LIMITED
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                FOR THE THREE      FOR THE NINE
                                                 MONTHS ENDED      MONTHS ENDED
                                              SEPTEMBER 30, 2000 SEPTEMBER 30, 2000
                                                 (UNAUDITED)       (UNAUDITED)
                                              ------------------ ------------------
CASH FLOWS FROM OPERATING
  ACTIVITIES:

NET LOSS                                           $ (6,698)        $(14,128)

Adjustments to reconcile net income to
 Net cash provided by (used in) operating
 activities: (Decrease)/Increase in accrued
 expenses                                            (3,000)         (11,678)
                                                   --------         --------
Net cash provided (used) by operating
 activities:
                                                     (9,698)         (25,806)
                                                   --------         --------
CASH FLOWS FROM FINANCING
ACTIVITIES:
 Additional capital contributed                       8,000           12,475
                                                   --------         --------
  Net cash provided (used) by financing
     activities:                                     (1,698)          12,475
                                                   --------         --------
NET INCREASE (DECREASE) IN CASH                     (11,698)         (13,331)

CASH, beginning of period                             2,117           13,750
                                                   --------         --------
CASH, end of period                                $    419         $    419
                                                   ========         ========

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

As of September 30, 2000 the Company is in the development stage and has not started operations - accordingly these financial statements are prepared in accordance with SFAS 7, "Accounting and Reporting by Development Stage Enterprises" as issued by the Financial Accounting Standards Board.

ACCOUNTING METHOD

The Company presents its financial statements under the accrual basis of accounting, under which method revenues are recognized when earned rather than when received, and expenses are recognized when incurred rather than when paid.

EARNINGS PER SHARE

Primary and fully diluted loss per share is computed based on weighted average of common shares outstanding of 252,550 at September 30, 2000.

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

NOTE B - GOING CONCERN

As shown in the accompanying financial statements, the Company is in the development stage, has yet to generate operating revenues and will require a significant amount of capital to commence its planned principal operations. As reflected in the accompanying financial statements, the Company has incurred accumulated losses since inception of $35,057 and has raised an insignificant amount of capital. As such, there is no assurance that the Company will be successful in its efforts to raise the necessary capital to commence its planned principal operations.

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

NOTE G - UNAUDITED FINANCIAL STATEMENTS

The unaudited financial statements presented as of September 30, 2000 and for three months ended September 30, 2000 and nine months ended September 30, 2000 contain all adjustments necessary, in management's opinion, for a fair presentation of financial position and results of operations.

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

         THREE MONTHS ENDED SEPTEMBER 30, 2000

         ADMINISTRATIVE EXPENSES. For the three months ended September 30, 2000, China Ventures had administrative expenses of $6,698.

         NET LOSS. For the three months ended September 30, 2000, China Ventures had a net loss of $6,698.

         NINE MONTHS ENDED SEPTEMBER 30, 2000

         ADMINISTRATIVE EXPENSES. For the nine months ended September 30, 2000, China Ventures had administrative expenses of $14,128.

         NET LOSS. For the nine months ended September 30, 2000, China Ventures had a net loss of $14,128.

         LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 2000, China Ventures had cash and cash equivalents of $419. Accordingly, management believes that it will be required to raise additional funds to sustain China Ventures during 2000 and beyond. We cannot assure you that China Ventures will be able to raise sufficient funds, either through the incurrence of debt or the offering of equity securities. If China Ventures is unable to raise capital to sustain its business, it will be forced to go out of business. Management's ability to execute its business plan is fully dependent on its ability to raise necessary funds.

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

         WE ARE NOT CURRENTLY A PARTY TO AND CANNOT GUARANTEE THAT WE WILL BECOME A PARTY TO ANY ARRANGEMENT WHICH COULD RESULT IN A BUSINESS COMBINATION.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not Applicable.

ITEM 5.  OTHER INFORMATION.

Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

Exhibit No.             Description
-----------             -----------
   27.1            Financial Data Schedule

(b) China Ventures did not file any reports on Form 8-K during the quarter for which this report is being filed.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                  CHINA VENTURES LIMITED

    Date: November 14, 2000     By: /s/ James N.L. Chow
                                ------------------------------------------
                                James N.L. Chow
                                Secretary &
                                Principal Financial and Accounting Officer

                                  EXHIBIT INDEX

Exhibit Number           Description
--------------           -----------
    27.1             Financial Data Schedule