Form 10KSB
period 2000-12-31
CHINA VENTURES LTD
filed 2001-03-02
CIK 1101545

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            -------------------------

                                   FORM 10-KSB

                            ANNUAL REPORT PURSUANT TO

                             SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934
                                 (FEE REQUIRED)

                   For the fiscal year ended December 31, 2000

                        Commission file number: 000-30802

                            -------------------------

                             China Ventures Limited
                 (Name of Small Business Issuer in its Charter)


             Cayman Islands                                      N/A
      ------------------------------                ----------------------------
     (State or Other Jurisdiction of                (IRS Employer Identification
      Incorporation or Organization)                          Number)


       Brickell Bayview Center
80 SW 8TH STREET,  Suite 2804, MIAMI, FLORIDA                          33130
----------------------------------------                       -----------------
(Address of Principal Executive Offices)                            (Zip Code)


                                 (305) 810-2898
                             ------------------------
                            Issuer's Telephone Number

        Securities to be registered pursuant to Section 12(b) of the Act:

     Title of Each Class                        Name of Each Exchange on
     to be So Registered                   Which Each Class is to be Registered
     -------------------                   ------------------------------------
           NONE                                          NONE

Securities to be registered pursuant to Section 12(g) of the Act:

Common Stock $.001 par value
-------------------------
 (Title of Class)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) ( )

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation SB is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. (X).

The issuer's revenues for its most recent fiscal year were $0.

The aggregate market value of the voting stock held by non-affiliates was approximately $0 as of December 31, 2000. The stock was not traded as of December 31, 2000.

The number of shares of common stock outstanding as of December 31, 2000 was 247,500.

                             China Ventures, Limited
                                   Form 10-KSB

                                TABLE OF CONTENTS

                                     PART I

                                                                                                      Page
ITEM 1.        Description of Business                                                                 3
ITEM 2.        Description of Property                                                                 4
ITEM 3.        Legal Proceedings                                                                       4
ITEM 4.        Submission of Matters to a Vote of Security Holders                                     4

                                     PART II

ITEM 5.        Market for Common Equity And related Stockholder Matters                                4
ITEM 6.        Management's Discussion and Analysis Or Plan of Operation                               4
ITEM 7.        Financial Statements                                                                    5
ITEM 8.        Changes in and Disagreements with Accountants on
                     Accounting and Financial Disclosure                                               5

                                    PART III

ITEM 9.        Directors, Executive Officers, Promoters And Control Persons;
                    Compliance with Section 16 (a) of the Exchange Act                                 5
ITEM 10.       Executive Compensation                                                                  6
ITEM 11.       Security Ownership of Certain Beneficial Owners and
                  Management                                                                           6
ITEM 12.       Certain Relationships and Related Transactions                                          6

ITEM 13.       Exhibits and Reports on Form 8-K                                                        6

                                     PART I

ITEM     1.       BUSINESS.

GENERAL

         Management has made its best effort to write China Venture's form 10-KSB report in plain, easy-to-understand English. The Company attempts to outline both the meaning and scope of strategies currently employed at China Ventures. Although compelling, the other information contained in this report is important and necessary in order to gain a thorough understanding of our business, markets, customers and competition. Accordingly, please read our entire form 10-KSB report prior to making an investment in China Ventures, as these are complicated technologies and solutions that involve risk and uncertainties. Reference to "we", "us", "our", "the Company" or "China Ventures" means China Ventures Limited.

         When used in this report, the words "anticipate", "believe", "estimate", "will", "may", "intend" and "expect" and similar expressions identify forward-looking statements. Forward-looking statements in this report include, but are not limited to, those relating to the general expansion of our business. Although we believe that our plans, intentions and expectations reflected in these forward-looking statements are reasonable, we can give no assurance that these plans, intentions or expectations will be achieved.

Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained in this report. Important factors that could cause actual results to differ materially from our forward-looking statements are set forth in this report, including under the heading contained in Item 6, "Management's Discussion and Analysis or Plan of Operations". These factors are not intended to represent a complete list of the general or specific factors that may affect us.

 BUSINESS

         China Ventures was incorporated in the Cayman Islands in December 1999. We are not an operating company and do not have significant assets or conduct significant business. Our registered office is located at One Capital Place, Fourth Floor, P.O. Box 847, Grand Cayman, Cayman Islands, British West Indies. We currently use office space located at 80 SW 8th Street, Miami, Florida, as our principal executive office. The telephone number at our principal executive office is (305) 810 2898. We currently have no employees. As of the date of this report, we have not commenced active business operations. We intend to commence active operations during the next fiscal year, but there can be no assurance that we will be able to commence such active operations. The commencement of active operations is contingent upon the closing on one or more acquisitions which we anticipate considering during the upcoming fiscal year. As of the date of this report, no definitive agreements have been reached with any business entity and no target industry has been identified.

Competition

Numerous companies located in South Florida and throughout the United States will compete vigorously with us for target acquisition candidates. Venture capital companies as well as established corporations and entities, most of which have greater resources than we do will vie for such acquisition candidates.

Regulatory Matters

We do not yet know what business we will enter as this is dependent on which target acquisition we determine to purchase; however all industries have generally become increasingly regulated in recent years. We are likely to be subject to the various States, Federal. and local laws, rules, regulations and acts once it commences active business operations.

ITEM 2. DESCRIPTION OF PROPERTY

We currently occupy space for our headquarters in the office of James Chow, our Director and Secretary and do so without a lease and with no obligation to pay rent; the space occupied is minimal and its fair value is not considered material. It is anticipated that upon the closing of a business combination, we will enter into a lease or purchase property from which we will operate.

ITEM 3. LEGAL PROCEEDINGS

No legal proceedings are pending or known to be threatened against us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

In the final quarter of the year, no matters were submitted to a vote of security holders.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's shares of common stock were not traded during the fiscal year ended December 31, 2000. We do not anticipate the commencement of a market for our securities until, and unless, a business combination is consummated. As such, there is no guarantee that our common stock will commence trading or that any trading will be active.

On December 31, 2000, the approximate number of record holders of the common stock of the Company was 27.

To date, we have not paid any dividends on our common stock and we do not expect to pay any dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Plan of Operations.

As previously disclosed, we had no revenues in any fiscal years. During the upcoming fiscal year, we intend to actively pursue a business combination through either a merger, a reverse merger, or an acquisition. Since we have no assets, we will probably issue additional stock if it is able to consummate a business combination. Until such time as a business combination is consummated, we expect to incur only minor expenses, such as audit fees, and as such we should be able to meet our cash requirements for the forthcoming fiscal year. The required expenses will be met by additional capital contributions.

As of December 31,2000 we had only one employee, our Secretary, and a director of the Company, James Chow. If a business combination is consummated, we anticipate hiring a staff to accommodate such business.

ITEM 7. FINANCIAL STATEMENTS

Reference is made to the financial statements attached hereto, commencing on page F-1, which are incorporated by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On January 25, 2001 we changed our independent certified public accountants to Puritz & Weintraub, LLP. There were no disagreements with our prior accountant. Lopez Levi & Associates, LLC audited our 1999 financial statements

                                    PART III

ITEM 9. DIRECTORS, AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

      The names, ages and terms of office of directors and executive officers of China Ventures are set forth in the following table:

NAME                   AGE              POSITIONS                 DIRECTOR SINCE

Hong Yang               41              Director; President        December 1999
James N. L. Chow        42              Director; Secretary        December 1999

Hong Yang                  Mr. Yang, a citizen of the Peoples Republic of China,
                           has served as President of Hainan Zhiye General
                           Company since 1992, a conglomerate based in China and focused on real estate, hotels, restaurants, tourism, trading and ocean transportation.

James N.L. Chow            Mr. Chow, a citizen of Hong Kong, has been President
                           of Inter-Global Investments, Inc. since March 1997.
                           During that time, he has provided investment banking consulting services for various companies in the United States. Prior thereto, from August 1996 to
                           March 1997, he was Regional Financial Controller for
                           Miramar Hotel & Investment Co., Ltd. in Hong Kong.
                           From September 1993 to August 1996, Mr. Chow was
                           Financial Controller for Miramar Hotel Management
                           Group in The People's Republic of China.

Each director is elected by holders of a majority of the ordinary shares to serve for a term of one year and until his successor is elected and qualified, which is generally at the annual meeting of shareholders. Officers serve at the will of the board, subject to possible future employment agreements which would establish term, salary, benefits and other conditions of employment. No employment agreements are currently contemplated.

ITEM 10. EXECUTIVE COMPENSATION

There was no executive compensation in 1999 and 2000

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The number of ordinary shares of China Ventures' owned by our directors and officers and by each person who owns legally and beneficially more than five percent of China Ventures' issued and outstanding ordinary shares on December 31, 2000, the address of each such person and the percentage of the ordinary shares represented by such shares is set forth in the following table. Unless otherwise indicated all ownership is both legal and beneficial.

Name and Address                        Amount and Nature             Percent of
 of Beneficial Owner                    of Beneficial Owner             Class
 -------------------                    -------------------             -----

Hong Yang                                      123,750                  49.00%
11\F Huitong Building Finance
 and Trade District
Haikou City
Hainan Province
Peoples Republic
of China P.C.  570125

James N. L. Chow                               121,250                  48.01%
52 Hoi Pong Road, Central
Lei Yue Mun, Kowloon, HK

All Executive Officers and

Directors as a Group                           245,000                  97.01%


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Ricardo Bajandas, a partner in the law firm De La Pena, Villanueva & Bajandas, LLP, is a shareholder of China Ventures and acted as legal counsel from December 1999 until April 2000 in connection with the formation of China Ventures and related matters. Through April 2000, we incurred approximately $19,700 in legal fees and expenses to Mr. Bajandas in connection with preparation and filings with the SEC.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits:

(3) Registrant's Articles of Incorporation and by-laws are incorporated by reference to the Registrant's previous filing with the Commission.

(4) Form of Registrant's Common Stock Certificate is incorporated by reference to the Registrant's previous filing with the Commission.

b. Reports on Form 8-K. A report filed on Form 8-K on January 31, 2001 relating to the change of accountants is included with this 10-KSB Report.

Financial Statements

Independent Auditor's Reports

Balance Sheet dated as of December 31, 2000

Statements of Operations for the fiscal year ended December 31, 2000 and from December 10 (inception date) to December 31, 1999.

Statements of Stockholders' Deficiency for the fiscal year ended December 31, 2000 and from December 10 (inception date) to December 31, 1999.

Statement of Cash Flows for the fiscal year ended December 31, 2000 and from December 10 (inception date) to December 31, 1999.

Notes to Financial Statements

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10 to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     CHINA VENTURES LIMITED

Dated:                                               BY: /s/ James N. L. Chow
       --------------                                ---------------------------
                                                     James N.L. Chow, Secretary

                             CHINA VENTURES LIMITED
                              FINANCIAL STATEMENTS

                                                                          PAGE

Independent Auditor's Reports                                              F-1

Balance Sheet                                                              F-2

Statements of Operations                                                   F-3

Statements of Stockholders' Deficiency                                     F-4

Statements of Cash Flows                                                   F-5

Notes to Financial Statements                                              F-6

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders of China Ventures Limited
George Town
Grand Cayman Island, BWI

We have audited the accompanying balance sheet of China Ventures Limited (A Development Stage Company) as of December 31, 2000 and the related statements of operations, changes in accumulated deficit, and cash flows from December 10, 1999 (Inception) to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Ventures Limited (A Development Stage Company) as of December 31, 2000, and the results of its operations and its cash flows from December 10, 1999 (Inception) to December 31, 2000, in conformity with generally accepted accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes A and B to the financial statements, the Company is in the development stage, has yet to generate operating revenues and will require a significant amount of capital to commence its planned principal operations. As reflected in the accompanying financial statements, the Company has incurred accumulated losses since inception of $37,809 and has raised an insignificant amount of capital. As such, there is no assurance that the Company will be successful in its efforts to raise the necessary capital to commence its planned principal operations. These conditions raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Puritz & Weintraub, LLP
Weston, Florida
February 26, 2001

                             CHINA VENTURES LIMITED
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                DECEMBER 31, 2000

ASSETS

CURRENT ASSETS
     Cash                                                              $    111
                                                                       --------
                  TOTAL CURRENT ASSETS                                 $    111
                                                                       ========


LIABILITIES AND STOCKHOLDER'S DEFICIENCY

CURRENT LIABILITIES

     Due to related party                                              $  8,000
                                                                       --------
       TOTAL CURRENT LIABILITIES                                          8,000
                                                                       --------

STOCKHOLDERS' DEFICIENCY
     Common stock, par value $.001 per share; 50,000,000 shares
          authorized and 252,550 shares issued                              252

     Less treasury stock, 5,050 shares                                       (5)

     Additional paid in capital                                          29,923

     Subscription receivable                                               (250)

     Deficit accumulated during the development stage                   (37,809)
                                                                       --------

          TOTAL STOCKHOLDERS' DEFICIT                                    (7,889)
                                                                       --------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                            $    111
                                                                       ========

                        See notes to financial statements

                             CHINA VENTURES LIMITED
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS

                                                                  FOR THE
                                                                  PERIOD
                                              FOR THE            12/10/99         CUMMULATIVE
                                              YR ENDED         (INCEPTION)          DURING
                                              12/31/00          TO 12/31/99       DEV. STAGE
                                              ---------        ------------       -----------
REVENUE                                              --                 --                  --

COSTS AND EXPENSES:

GENERAL AND ADMINISTRATIVE
 EXPENSES                                     $  16,881          $  20,928           $  37,809
                                              ---------          ---------           ---------

       NET LOSS                               $ (16,881)         $ (20,928)          $ (37,809)
                                              =========          =========           =========


BASIC AND DILUTED NET LOSS PER SHARE          $   (0.07)         $   (0.08)          $   (0.15)
                                              =========          =========           =========


SHARES USED IN THE CALCULATION OF
   BASIC AND DILUTED NET LOSS PER
   SHARE                                        249,604            252,550             249,604




                        See notes to financial statements

                             CHINA VENTURES LIMITED
                          (A DEVELOPMENT STAGE COMPANY)
                STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY


                                                                                                               Deficit
                                                       Common                      Additional     Stock      Accumulated
                                                       Stock           Treasury     Paid-In    Subscription   During the
                                                 Shares      Amount      Stock       Capital    Receivable    Dev. Stage    Total
                                                --------    --------    --------     --------    --------     --------     --------
Inception (12/10/99 to 12/31/99)
Issuance of Common Stock
  ($.001 per share)                              250,050    $    250          --           --    ($   250)          --           --

Sale of Common Stock
  ($6 per share)                                   2,500    $      2          --     $ 14,998          --           --     $ 15,000

Net Loss                                              --          --          --           --          --     ($20,928)    ($20,928)
                                                --------    --------    --------     --------    --------     --------     --------

Balance 12/31/99                                 252,550    $    252          --     $ 14,998    ($   250)    ($20,928)    ($ 5,928)

Year Ended 12/31/00:

Additional Capital Contribution                       --          --          --     $ 14,925          --           --     $ 14,925

Treasury stock as of 5/1/00                           --          --          (5)          --          --           --     $     (5)

Net Loss                                              --          --          --           --          --     ($16,881)    ($16,881)
                                                --------    --------    --------     --------    --------     --------     --------

Balance 12/31/00                                 252,550    $    252    $     (5)    $ 29,923    ($   250)    ($37,809)    ($ 7,889)
                                                 =======    ========    ========     ========    ========     ========     ========





                        See notes to financial statements

                             CHINA VENTURES LIMITED
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS

                                                                                  FOR THE
                                                                                   PERIOD
                                                                                  12/10/99           CUMULATIVE
                                                               YEAR ENDED        (INCEPTION)           DURING
                                                               12/31/00          TO 12/31/99         DEV. STAGE
                                                               ----------        -----------         ----------
CASH FLOWS FROM OPERATING ACTIVITIES:

NET LOSS                                                        $(16,881)           $(20,928)           $(37,809)
Adjustments to reconcile net loss to
     Net cash (used in) operating activities:
         (Decrease)/Increase in accrued expenses                 (11,678)             11,678                  --
                                                                --------            --------            --------
          Net cash (used) by operating activities
                                                                 (28,559)             (9,250)            (37,809)
                                                                --------            --------            --------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Borrowing from related party                                     --               8,000               8,000
     Proceeds from sale of common stock                               --              15,000              15,000
     Acquisition of treasury stock                                    (5)                 --                  (5)
     Additional Capital contribution                              14,925                  --              14,925
                                                                --------            --------            --------
          Net cash provided by financing activities               14,920              23,000              37,920
                                                                --------            --------            --------


NET INCREASE (DECREASE) IN CASH                                  (13,639)             13,750                 111
CASH, beginning of period                                         13,750                   0                   0
                                                                --------            --------            --------

CASH, end of period                                             $    111            $ 13,750            $    111
                                                                ========            ========            ========



                        See notes to financial statements

                             CHINA VENTURES LIMITED
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

China Ventures Limited (we) was incorporated in the Cayman Islands on December 10, 1999 for the purpose of facilitating a Chinese private company to become a reporting public company whose securities are qualified for trading in the United States secondary market. We have the intention of attempting to locate and negotiate with a target business entity, initially from the People's Republic of China (PRC), to effect a merger or some other business combination, in exchange for the opportunity to acquire ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. If this initial attempt fails, we do not expect to restrict our search to any specific business, industry or geographical location. As of December 31, 2000, we are in the development stage and have not started operations; accordingly these financial statements are prepared in accordance with SFAS 7, "Accounting and Reporting by Development Stage Enterprises" as issued by the Financial Accounting Standards Board.

ACCOUNTING METHOD

We present our financial statements under the accrual basis of accounting, under which method revenues are recognized when earned rather than when received, and expenses are recognized when incurred rather than when paid.

EARNINGS PER SHARE

Primary and fully diluted loss per share is computed based on weighted average common shares outstanding during the period.

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

RECENT ACCOUNTING PRONOUNCEMENT

SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. We have not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, we do not expect adoption of the new standard to have a material effect on our financial statements.

NOTE B - GOING CONCERN

As shown in the accompanying financial statements, we are in the development stage, have yet to generate operating revenues and will require a significant amount of capital to commence our planned principal operations. As reflected in the accompanying financial statements, we have incurred accumulated losses since inception of $37,809 and have raised an insignificant amount of capital. As such, there is no assurance that we will be successful in our efforts to raise the necessary capital to commence our planned principal operations.

We have indicated that our principal operation is to engage in a merger or acquisition with an unidentified company or companies and may issue "penny stock" securities as defined in the Securities and Exchange Act of 1934. We will require a significant amount of capital to commence our planned principal operations. Accordingly, our ability to continue as a going concern is dependent upon our ability to secure an adequate amount of capital to finance our planned principal operations.

Our plans include a merger and a subsequent public offering of our common stock; however there is no assurance that we will be successful in our efforts to raise capital or to obtain a business combination.

These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

NOTE D - RECENT SALES OF UNREGISTERED SECURITIES

In December 1999 China Ventures issued and sold 2,500 ordinary shares to 25 individuals for aggregate consideration of $15,000. China Ventures did not sell these ordinary shares in reliance on any exception from the United States federal securities laws as all purchasers were residents of the Republic of China.

On December 16, 1999, in connection with the formulation of China Ventures, Mr. Hong Yang received 123,750 ordinary shares, Mr. James Chow received 121,250 ordinary shares and Mr. Ricardo Bajandas received 5,050 ordinary shares. Each of Mr. Yang, Mr. Chow, and Mr. Bajandas paid par value as consideration for the shares issued in connection with the formulation of China Ventures. Mr. Yang and Chow are residents of China. Mr. Bajandas is a resident of the United States. Accordingly, no exception was required for the issuance of ordinary shares to Mr. Yang or Mr. Chow. Mr. Bajandas purchased his ordinary shares of China Ventures in reliance on Rule 4(2) promulgated under the Securities Act. In May 2000, in connection with the termination of Mr. Bajandas' engagement with China Ventures, Mr. Bajandas agreed to transfer his ordinary shares to China Ventures.

NOTE E - TRANSACTIONS WITH STATE-OWNED ENTITIES

A significant portion of our future transactions may be undertaken, directly or indirectly, with State-owned enterprises in the PRC and on such commercial terms as determined between the relevant PRC State-owned enterprises and us.

NOTE F - FOREIGN CURRENCY EXCHANGE

A significant portion of the business of our future PRC Subsidiaries may be undertaken in Renmin (RMB), the national currency of the PRC, which is not freely convertible into the US$ or other foreign currencies.

NOTE G - CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS

If a merger, alliance or some other business combination is successful, our operating assets and primary source of income and cash flow are expected to be our interests in our subsidiaries in the PRC. The value of our interests in these subsidiaries may be adversely affected by significant political, economic and social uncertainties in the PRC. Although the PRC government has been pursuing economic reform policies for many years, no assurance can be given that the PRC government will continue to pursue such policies or that such policies may not be significantly altered, especially in the event of a change in leadership, social or political disruption or unforeseen circumstances affecting the PRC's political, economic and social conditions. There is also no guarantee that the PRC government's pursuit of economic reforms will be consistent or effective.