Form 10-Q
period 2001-03-31
CHINA VENTURES LTD
filed 2001-05-15
CIK 1101545

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2001

                                       OR

[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934

For the transition period from _____ to _____

         Commission file number:  000-30802
                                  ---------

                             CHINA VENTURES LIMITED
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

        CAYMAN ISLANDS                                    N/A
 (State or other jurisdiction of            (IRS Employer Identification Number)
incorporation or organization)

                             BRICKELL BAYVIEW CENTER
                     80 SW 8TH STREET, MIAMI, FLORIDA 33130
                     --------------------------------------
                    (Address of Principal Executive Offices)

                                 (305) 810-2898
               --------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X ] NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Ordinary Shares, $0.001 par value; outstanding on May 14, 2001:  247,500

                                TABLE OF CONTENTS


                                                                                                 Page

                  PART I.  FINANCIAL INFORMATION

                  Item 1.   Financial Statements

                            Balance Sheets                                                           3

                            Statements of Operations                                                 4

                            Statement of Changes in Stockholders' Deficiency                         5

                            Statements of Cash Flows                                                 6

                            Notes to Financial Statements                                            7

                  Item 2.   Management's Discussion and Analysis of Financial
                            Condition and Results of Operations                                     10



         PART II. OTHER INFORMATION

                  Item 1.   Legal Proceedings                                                       11

                  Item 2.   Changes in Securities and Use of Proceeds                               11

                  Item 3.   Defaults Upon Senior Securities                                         11

                  Item 4.   Submission of Matters to a Vote of Security Holders                     11

                  Item 5.   Other Information                                                       11

                  Item 6.   Exhibits and Reports on Form 8-K                                        11
                           SIGNATURES                                                               12

Item 1.  Financial Statements.


                             CHINA VENTURES LIMITED
                         (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

                                                                             (Unaudited)
                                                                              March 31,           December 31,
                                                                                2001                  2000
                                                                             ---------             ----------
                             ASSETS

Current assets:
 Cash and cash equivalents .............................................     $   4,566             $      111
                                                                             ---------             ----------
  Total current assets .................................................         4,566                    111
                                                                             ---------             ----------

    Total assets .......................................................     $   4,566             $      111
                                                                             =========             ==========


           LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Due to related party ..................................................     $   8,000             $    8,000
                                                                             ---------             ----------

   Total current liabilities ...........................................         8,000                  8,000

Stockholders' equity (deficiency)
 Common stock - $.001 par value, 50,000,000 shares
authorized,   252,550 issued ...........................................           252                    252
Less treasury stock                                                                 (5)                    (5)
 Additional paid-in capital ............................................        35,863                 29,923
 Subscription receivable ...............................................          (250)                  (250)
 Deficit accumulated during the development stage ......................       (39,294)               (37,809)
                                                                             ---------             ----------

   Total stockholders' equity (deficiency) ....................                 (3,434)                (7,889)
                                                                             ---------             ----------

   Total liabilities and stockholders' equity ...................            $   4,566             $      111
                                                                             =========             ==========


                 See accompanying notes to financial statements.

                             CHINA VENTURES LIMITED
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                                        FOR THE THREE                     FOR THE THREE
                                                        MONTHS ENDED                      MONTHS ENDED
                                                        MARCH 31, 2001                   MARCH 31, 2000
                                                          (UNAUDITED)                     (UNAUDITED)
                                                           ---------                       ---------

ADMINISTRATIVE EXPENSES
 Accounting and legal fees                               $  1,485                                  --
 Bank charges                                                  --                           $      20
                                                         --------                           ---------

 NET LOSS                                                $ (1,485)                          $     (20)
                                                         ========                           =========

BASIC & DILUTED NET LOSS PER
SHARE                                                    $  (0.02)                          $   (0.00)

SHARES USED IN THE CALCULATION
OF BASIC & DILUTED NET LOSS PER
SHARE                                                     249,604                             252,550


                 See accompanying notes to financial statements.

                             CHINA VENTURES LIMITED
                          (A DEVELOPMENT STAGE COMPANY)
                STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                                   (UNAUDITED)

                                                                                                             Deficit
                                               Common                        Additional       Stock        Accumulated
                                               Stock              Treasury    Paid-In      Subscription    During the
                                        Shares        Amount       Stock      Capital      Receivable      Dev. Stage     Total
                                        ------        -----        -----      -------      ----------      ----------     -----
Inception (12/10/99 to 12/31/99)
Issuance of Common Stock
  ($.001 per share)                     250,050        $250           --            --       ($250)               --          --

Sale of Common Stock
  ($6 per share)                          2,500        $  2           --       $14,998          --                --     $15,000

Net Loss                                     --          --           --            --          --          ($20,928)   ($20,928)
                                       --------        ----       ------       -------      ------          --------    --------

Balance 12/31/99                        252,550        $252           --       $14,998       ($250)         ($20,928)    ($5,928)

Year Ended 12/31/00:

  Additional Capital Contribution            --          --           --       $14,925          --                --     $14,925

Treasury stock as of 5/1/00                  --          --           (5)           --          --                --     $    (5)

Net Loss                                     --          --           --            --          --          ($16,881)   ($16,881)
                                       --------        ----       ------       -------      ------          --------    --------

Balance 12/31/00                        252,550        $252          $(5)      $29,923       ($250)         ($37,809)    ($7,889)


Additional Capital Contribution                                                  5,940                                     5,940

Net Loss                                     --          --           --            --          --            (1,485)     (1,485)
                                       --------        ----       ------       -------      ------          --------    --------
Balance 3/31/01
                                        252,550         252           --        35,863        (250)          (39,294)     (3,434)
                                       ========        ====       ======       =======      ======          ========      =======

                             CHINA VENTURES LIMITED
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                      FOR THE THREE                   FOR THE THREE
                                                       MONTHS ENDED                   MONTHS ENDED
                                                      MARCH 31, 2001                 MARCH 31, 2000
                                                        (UNAUDITED)                    (UNAUDITED)
                                                       --------------                  ------------
CASH FLOWS FROM OPERATING
  ACTIVITIES:

NET LOSS                                                 $ (1,485)                      $    (20)

Adjustments to reconcile net income to
Net  cash provided by (used in) operating
activities: (Decrease)/Increase in accrued
 expenses                                                      (0)                       (11,678)
                                                          -------                       --------
 Net cash provided (used) by operating
 activities:                                               (1,485)                       (11,698)
                                                          -------                       --------

CASH FLOWS FROM FINANCING
ACTIVITIES:

 Additional capital contributed                             5,940                              0
                                                          -------                       --------
  Net cash provided (used) by financing
     activities:                                            5,940                              0
                                                          -------                       --------
NET INCREASE (DECREASE) IN CASH                             4,455                        (11,698)

CASH, beginning of period                                     111                         13,750
                                                          -------                       --------
CASH, end of period                                       $ 4,566                       $  2,052
                                                          =======                       ========


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

As of March 31, 2001 the Company is in the development stage and has not started operations - accordingly these financial statements are prepared in accordance with SFAS 7, "Accounting and Reporting by Development Stage Enterprises" as issued by the Financial Accounting Standards Board.

ACCOUNTING METHOD

The Company presents its financial statements under the accrual basis of accounting, under which method revenues are recognized when earned rather than when received, and expenses are recognized when incurred rather than when paid.

EARNINGS PER SHARE

Primary and fully diluted loss per share is computed based on weighted average of common shares outstanding of 249,604 at March 31, 2001.

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

NOTE B - GOING CONCERN

As shown in the accompanying financial statements, the Company is in the development stage, has yet to generate operating revenues and will require a significant amount of capital to commence its planned principal operations. As reflected in the accompanying financial statements, the Company has incurred accumulated losses since inception of $39,294 and has raised an insignificant amount of capital. As such, there is no assurance that the Company will be successful in its efforts to raise the necessary capital to commence its planned principal operations.

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

NOTE H - UNAUDITED FINANCIAL STATEMENTS

The unaudited financial statements presented as of March 31, 2001 and for three months ended March 31, 2001 and 2000 contain all adjustments necessary, in management's opinion, for a fair presentation of financial position and results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The Registrant has not, as of the end of the thre month period ended March 31, 2001, commenced active business operations. As of March 31, 2001 the Registrant had no assets or liabilities, and the total Shareholders' Equity was $0.

The Registrant has no reasonable basis for comparison with respect to its quarterly financial results in that the Company has not yet commenced its business operations.

The recurring professional fees and other costs of complying with filings with the Securities and Exchange Commission, the Internal Revenue Service and others is being funded through contributions to capital by the Company's principal shareholder.

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

Not Applicable.

ITEM 5.  OTHER INFORMATION.

Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

On February 22, 2001 the Company filed a Form 8-K, which is incorporated herein by reference. The Report principally dealt with a change in the Company's Certified Public Accountants, from Lopez Levi & Associates, LLC to Puritz & Weintraub, LLP and states there were no disagreements with Lopez Levi & Associates, LLC.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                   CHINA VENTURES LIMITED


Date: May  14, 2001                By: /s/ James N.L. Chow
                                      ----------------------------------------
                                      James N.L. Chow
                                      Secretary &
                                      Principal Financial and Accounting Officer