Form 10-Q
period 2001-06-30
CHINA VENTURES LTD
filed 2001-08-14
CIK 1101545

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
 (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2001

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

                        Commission file number: 000-30802
                                               ----------

                             CHINA VENTURES LIMITED
                             ----------------------
             (Exact name of registrant as specified in its charter)

          CAYMAN ISLANDS                                  N/A
(State or other jurisdiction of            (IRS Employer Identification Number)
incorporation or organization)

                         1000 BRICKELL AVENUE, SUITE 900
                              MIAMI, FLORIDA 33131
                     --------------------------------------
                    (Address of Principal Executive Offices)

                                 (305) 702-5512
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X ] NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Ordinary Shares, $0.001 par value; outstanding on June 30, 2001:  249,604

                                TABLE OF CONTENTS


                                                                           Page

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Balance Sheets                                            3

                  Statements of Operations                                  4

                  Statement of Changes in Stockholders' Deficiency          5

                  Statements of Cash Flows                                  6

                  Notes to Financial Statements                             7

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                       8



PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings                                        15

         Item 2.  Changes in Securities and Use of Proceeds                15

         Item 3.  Defaults Upon Senior Securities                          15

         Item 4.  Submission of Matters to a Vote of Security Holders      15

         Item 5.  Other Information                                        15

         Item 6.  Exhibits and Reports on Form 8-K                         15

         SIGNATURES

Item 1.  Financial Statements.


                             CHINA VENTURES LIMITED
                         (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS


                                                           June 30, December 31,
                                                             2001      2000
                                                          --------  -----------
                                                         (Unaudited) (Audited)
                                     ASSETS

Current assets:
 Cash and cash equivalents ...........................    $     60     $    111
                                                          --------     --------
  Total current assets ...............................          60          111
                                                          --------     --------

    Total assets .....................................    $     60     $    111
                                                          ========     ========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Due to related party ................................    $  8,000     $  8,000
                                                          --------     --------

   Total current liabilities .........................       8,000        8,000

Stockholders' equity (deficiency)
 Common stock - $.001 par value, 50,000,000 shares
 authorized, 252,550 issued and outstanding ...........        252          252
Less treasury stock ..................................          (5)          (5)
 Additional paid-in capital ..........................      35,863       29,923
 Subscription receivable .............................        (250)        (250)
 Deficit accumulated during the development stage ....     (43,800)     (37,809)
                                                          --------     --------

   Total stockholders' equity (deficiency) ...........      (7,940)      (7,889)
                                                          --------     --------

   Total liabilities and stockholders' equity ........    $     60     $    111
                                                          ========     ========


                 See accompanying notes to financial statements.

                             CHINA VENTURES LIMITED
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                                   FOR THE THREE   FOR THE THREE
                                                    MONTHS ENDED    MONTHS ENDED
                                                   JUNE 30, 2001   JUNE 30, 2000
                                                    (UNAUDITED)      (UNAUDITED)
                                                     ---------        ---------



ADMINISTRATIVE EXPENSES
 Accounting and legal fees                           $   2,500               --
 Consulting fees                                         2,000               --
 Bank charges                                                6        $      20
                                                     ---------        ---------

 NET LOSS                                            $  (4,506)       $     (20)
                                                     =========        =========

BASIC & DILUTED NET LOSS PER
SHARE                                                $   (0.02)       $   (0.00)

SHARES USED IN THE CALCULATION
OF BASIC & DILUTED NET LOSS PER
SHARE                                                  249,604          252,550



                 See accompanying notes to financial statements.

                             CHINA VENTURES LIMITED
                          (A DEVELOPMENT STAGE COMPANY)
                STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                                   (UNAUDITED)

                                                                                                               Deficit
                                                    Common                        Additional      Stock      Accumulated
                                                     Stock            Treasury      Paid-In    Subscription   During the
                                               Shares      Amount       Stock       Capital     Receivable    Dev. Stage    Total
                                              --------    --------     --------     --------     --------     --------     --------
Inception (12/10/99 to 12/31/99)
Issuance of Common Stock
  ($.001 per share)                            250,050    $    250           --           --     ($   250)          --           --

Sale of Common Stock

  ($6 per share)                                 2,500    $      2           --     $ 14,998           --           --     $ 15,000

Net Loss                                            --          --           --           --           --     ($20,928)    ($20,928)
                                              --------    --------     --------     --------     --------     --------     --------

Balance 12/31/99                               252,550    $    252           --     $ 14,998     ($   250)    ($20,928)    ($ 5,928)

Year Ended 12/31/00:

  Additional Capital Contribution                   --          --           --     $ 14,925           --           --     $ 14,925

Treasury stock as of 5/1/00                         --          --           (5)          --           --           --     $     (5)

Net Loss                                            --          --           --           --           --     ($16,881)    ($16,881)
                                              --------    --------     --------     --------     --------     --------     --------

Balance 12/31/00                               252,550    $    252     $     (5)    $ 29,923     ($   250)    ($37,809)    ($ 7,889)


Additional Capital Contribution                     --          --           --        5,940           --           --        5,940

Net Loss                                            --          --           --           --           --       (5,991)      (5,991)
                                              --------    --------     --------     --------     --------     --------     --------
Balance 6/30/01
                                               252,550    $    252     $     (5)    $ 35,863     ($   250)    ($43,800)    ($ 7,940)
                                              ========    ========     ========     ========     ========     ========     ========

                             CHINA VENTURES LIMITED
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                FOR THE THREE      FOR THE THREE
                                                MONTHS  ENDED      MONTHS  ENDED
                                                JUNE 30, 2001      JUNE 30, 2000
                                                 (UNAUDITED)        (UNAUDITED)
                                                -------------      -------------
CASH FLOWS FROM OPERATING
  ACTIVITIES:

NET LOSS                                            $(4,506)            $   (20)

Adjustments to reconcile net income to
Net  cash provided by (used in) operating
activities: (Decrease)/Increase in accrued
 expenses                                                (0)            (11,678)
                                                    -------             -------
 Net cash provided (used) by operating
 activities:                                         (4,506)            (11,698)
                                                    -------             -------

CASH FLOWS FROM FINANCING
ACTIVITIES:
 Additional capital contributed                           0                   0
                                                    -------             -------

  Net cash provided (used) by financing
     activities:                                     (4,506)                  0
                                                    -------             -------

NET INCREASE (DECREASE) IN CASH                      (4,506)            (11,698)

CASH, beginning of period                             4,566              13,750
                                                    -------             -------

CASH, end of period                                 $    60             $ 2,052
                                                    =======             =======



                 See accompanying notes to financial statements.

                             CHINA VENTURES LIMITED
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

China Ventures Limited (we) was incorporated in the Cayman Islands on December 10, 1999 for the purpose of facilitating a Chinese private company to become a reporting public company whose securities are qualified for trading in the United States secondary market. We have the intention of attempting to locate and negotiate with a target business entity, initially from the People's Republic of China (PRC), to effect a merger or some other business combination, in exchange for the opportunity to acquire ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. If this initial attempt fails, we do not expect to restrict our search to any specific business, industry or geographical location. As of June 30, 2001, we are in the development stage and have not started operations; accordingly these financial statements are prepared in accordance with SFAS 7, "Accounting and Reporting by Development Stage Enterprises" as issued by the Financial Accounting Standards Board.

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

NOTE B - GOING CONCERN

As shown in the accompanying financial statements, we are in the development stage, have yet to generate operating revenues and will require a significant amount of capital to commence our planned principal operations. As reflected in the accompanying financial statements, we have incurred accumulated losses since inception of $43,800 and have raised an insignificant amount of capital. As such, there is no assurance that we will be successful in our efforts to raise the necessary capital to commence our planned principal operations.

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

NOTE H - UNAUDITED FINANCIAL STATEMENTS

The unaudited financial statements presented as of June 30, 2001 and for three months ended June 30, 2001 and 2000 contain all adjustments necessary, in management's opinion, for a fair presentation of financial position and results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The Registrant has not, as of the end of the six month period ended June 30, 2001, commenced active business operations. As of June 30, 2001 the Registrant had no assets or liabilities, and the total Shareholders' Equity was $0.

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


Exhibit No.             Description
-------------           -----------
NONE

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                  CHINA VENTURES LIMITED

Date: July 24, 2001    By: /s/ James N.L. Chow
                          ------------------------------------------
                               James N.L. Chow
                               Secretary &
                               Principal Financial and Accounting Officer