Form 10-Q
period 2001-09-30
CHINA VENTURES LTD
filed 2001-11-14
CIK 1101545

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

 (Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarter Ended September 30, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ X ] NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Ordinary Shares, $0.001 par value; outstanding on September 30, 2001:  249,604

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

         SIGNATURES

Item 1.  Financial Statements.


                             CHINA VENTURES LIMITED
                         (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

                                                      September 30, December 31,
                                                          2001        2000
                                                        --------    ---------
                                                       (Unaudited)  (Audited)
                                     ASSETS

Current assets:
 Cash and cash equivalents ...........................  $     64     $    111
                                                        --------     --------
  Total current assets ...............................        64          111
                                                        --------     --------

    Total assets .....................................  $     64     $    111
                                                        ========     ========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Due to related party ................................  $  8,000     $  8,000
                                                        --------     --------

   Total current liabilities .........................     8,000        8,000

Stockholders' equity (deficiency)
 Common stock - $.001 par value, 50,000,000 shares
 authorized, 252,550 issued and outstanding ...........      252          252
Less treasury stock ..................................        (5)          (5)
 Additional paid-in capital ..........................    36,193       29,923
 Subscription receivable .............................      (250)        (250)
 Deficit accumulated during the development stage ....    44,126)     (37,809)
                                                        --------     --------

   Total stockholders' equity (deficiency) ...........    (7,936)      (7,889)
                                                        --------     --------

   Total liabilities and stockholders' equity ........  $     64     $    111
                                                        ========    =========


                 See accompanying notes to financial statements.

                             CHINA VENTURES LIMITED
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                                   FOR THE THREE   FOR THE THREE
                                                    MONTHS ENDED    MONTHS ENDED
                                                    SEP 30, 2001   SEP 30, 2000
                                                    (UNAUDITED)      (UNAUDITED)
                                                     ---------        ---------



ADMINISTRATIVE EXPENSES
Accounting and legal fees                            $      26        $   6,694
                                                     ---------        ---------

 NET LOSS                                            $    (326)       $  (6,698)
                                                     =========        =========

BASIC & DILUTED NET LOSS PER
SHARE                                                $   (0.02)       $   (0.02)

SHARES USED IN THE CALCULATION
OF BASIC & DILUTED NET LOSS PER
SHARE                                                  249,604          252,550









                 See accompanying notes to financial statements.

                             CHINA VENTURES LIMITED
                          (A DEVELOPMENT STAGE COMPANY)
                STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                                   (UNAUDITED)



                                                                                                               Deficit
                                                    Common                        Additional      Stock      Accumulated
                                                     Stock            Treasury      Paid-In    Subscription   During the
                                               Shares      Amount       Stock       Capital     Receivable    Dev. Stage    Total
                                              --------    --------     --------     --------     --------     --------     --------
Inception (12/10/99 to 12/31/99)
Issuance of Common Stock
  ($.001 per share)                            250,050    $    250           --           --     ($   250)          --           --

Sale of Common Stock
  ($6 per share)                                 2,500    $      2           --     $ 14,998           --           --     $ 15,000

Net Loss                                            --          --           --           --           --     ($20,928)    ($20,928)
                                              --------    --------     --------     --------     --------     --------     --------

Balance 12/31/99                               252,550    $    252           --     $ 14,998     ($   250)    ($20,928)    ($ 5,928)

Year Ended 12/31/00:

  Additional Capital Contribution                   --          --           --     $ 14,925           --           --     $ 14,926

Treasury stock as of 5/1/00                         --          --     $     (5)          --           --           --     $     (5)

Net Loss                                            --          --           --           --           --     ($16,881)    ($16,881)
                                              --------    --------     --------     --------     --------     --------     --------

Balance 12/31/00                               252,550    $    252     $     (5)    $ 29,923     ($   250)    ($37,809)    ($ 7,889)


Additional Capital Contribution                     --          --           --        6,270           --           --        6,270

Net Loss                                            --          --           --           --           --       (6,317)      (6,317)
                                              --------    --------     --------     --------     --------     --------     --------
Balance 9/30/01
                                               252,550    $    252     $     (5)    $ 36,193     ($   250)    (44,126)     $ (7,936)
                                              ========    ========     ========     ========     ========     ========     ========

                             CHINA VENTURES LIMITED
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                FOR THE THREE      FOR THE THREE
                                                MONTHS ENDED        MONTHS ENDED
                                                SEP 30, 2001       SEP 30, 2000
                                                 (UNAUDITED)        (UNAUDITED)
                                                -------------      -------------
CASH FLOWS FROM OPERATING
  ACTIVITIES:

NET LOSS                                              $(326)            $(6,698)

Adjustments to reconcile net income to
Net cash provided by (used in) operating
activities: (Decrease)/Increase in accrued
 expenses                                                (0)             (3,000)
                                                    -------             -------
 Net cash provided (used) by operating
 activities:                                           (326)             (9,698)
                                                    -------             -------

CASH FLOWS FROM FINANCING
ACTIVITIES:
 Additional capital contributed                         330               8,000
                                                    -------             -------

  Net cash provided (used) by financing
     activities:                                          4              (1,698)
                                                    -------             -------

NET INCREASE (DECREASE) IN CASH                           4             (11,698)

CASH, beginning of period                                60               2,117
                                                    -------             -------

CASH, end of period                                 $    64             $   419
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


Exhibit No.             Description
- -------------           -----------
NONE

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                  CHINA VENTURES LIMITED

Date: November 13, 2001           By: /s/ James N.L. Chow
                                      ------------------------------------------
                                      James N.L. Chow
                                      Secretary &
                                      Principal Financial and Accounting Officer