Form 10KSB40
period 2001-12-31
CHINA VENTURES LTD
filed 2002-03-29
CIK 1101545

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

                   For the fiscal year ended December 31, 2001

                        Commission file number: 000-30802

                            -------------------------

                             China Ventures Limited
                 (Name of Small Business Issuer in its Charter)


       Cayman Islands                                            N/A
------------------------------                      ----------------------------
(State or Other Jurisdiction of                     (IRS Employer Identification
Incorporation or Organization)                        Number)


       1000 Brickell Avenue, Suite 900
          MIAMI, FLORIDA                                             33131
------------------------------------------                     -----------------
(Address of Principal Executive Offices)                           (Zip Code)


                                 (305) 702-5512
                            ------------------------
                            Issuer's Telephone Number

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

                          Common Stock $.001 par value
                          ---------------------------
                                (Title of Class)

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

The aggregate market value of the voting stock held by non-affiliates was approximately $0 as of December 31, 2001. The stock was not traded as of December 31, 2001.

The number of shares of common stock outstanding as of December 31, 2001 was 247,500.

                             China Ventures, Limited
                                   Form 10-KSB

                                TABLE OF CONTENTS

                                     PART I

                                                                                   Page
ITEM 1.        Description of Business                                              3
ITEM 2.        Description of Property                                              4
ITEM 3.        Legal Proceedings                                                    4
ITEM 4.        Submission of Matters to a Vote of Security Holders                  4

                                     PART II

ITEM 5.        Market for Common Equity And related Stockholder Matters             4
ITEM 6.        Management's Discussion and Analysis Or Plan of Operation            4
ITEM 7.        Financial Statements
                                                                                    5

                                    PART III

ITEM 9.        Directors, Executive Officers, Promoters And Control Persons;
                  Compliance with Section 16 (a) of the Exchange Act                5
ITEM 10.       Executive Compensation                                               6
ITEM 11.       Security Ownership of Certain Beneficial Owners and
                  Management                                                        6
ITEM 12.       Certain Relationships and Related Transactions                       6

ITEM 13.       Exhibits                                                             6

PART I

ITEM 1. BUSINESS

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

BUSINESS

         China Ventures was incorporated in the Cayman Islands in December 1999. We are not an operating company and do not have significant assets or conduct significant business. Our registered office is located at One Capital Place, Fourth Floor, P.O. Box 847, Grand Cayman, Cayman Islands, British West Indies. We currently use office space located at 1000 Brickell Avenue, Suite 900, Miami, Florida, as our principal executive office. The telephone number at our principal executive office is (305) 702-5512. We currently have no employees. As of the date of this report, we have not commenced active business operations. We intend to commence active operations during the next fiscal year, but there can be no assurance that we will be able to commence such active operations. The commencement of active operations is contingent upon the closing on one or more acquisitions which we anticipate considering during the upcoming fiscal year. As of the date of this report, no definitive agreements have been reached with any business entity and no target industry has been identified.

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

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's shares of common stock were not traded during the fiscal year ended December 31, 2001. We do not anticipate the commencement of a market for our securities until, and unless, a business combination is consummated. As such, there is no guarantee that our common stock will commence trading or that any trading will be active.

         On December 31, 2001, the approximate number of record holders of the common stock of the Company was 27.

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

         As of December 31,2001 we had only one employee, our Secretary, and a director of the Company, James Chow. If a business combination is consummated, we anticipate hiring a staff to accommodate such business.

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


                                    PART III

ITEM 9. DIRECTORS, AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

      The names, ages and terms of office of directors and executive officers of China Ventures are set forth in the following table:

NAME                   AGE              POSITIONS                 DIRECTOR SINCE

Hong Yang               42              Director; President        December 1999
James N. L. Chow        43              Director; Secretary        December 1999

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

ITEM 10. EXECUTIVE COMPENSATION

         There was no executive compensation in 2000 and 2001

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The number of ordinary shares of China Ventures' owned by our directors and officers and by each person who owns legally and beneficially more than five percent of China Ventures' issued and outstanding ordinary shares on December 31, 2001, the address of each such person and the percentage of the ordinary shares represented by such shares is set forth in the following table. Unless otherwise indicated all ownership is both legal and beneficial.

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

Financial Statements

         Independent Auditor's Reports

         Balance Sheet dated as of December 31, 2001

         Statements of Operations for the fiscal year ended December 31, 2001 and from December 10, 1999 (inception date) to December 31, 2001

         Statements of Stockholders' Deficiency for the fiscal year ended December 31, 2001 and from December 10, 1999 (inception date) to December 31, 2001

         Statement of Cash Flows for the fiscal year ended December 31, 2001 and from December 10, 1999 (inception date) to December 31, 2001

         Notes to Financial Statements

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10 to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     CHINA VENTURES LIMITED

Dated:  March 29, 2002                               BY: /s/ James N. L. Chow
       ---------------                               ---------------------------
                                                     James N.L. Chow, Secretary

                             CHINA VENTURES LIMITED
                              FINANCIAL STATEMENTS

                                                                          PAGE

Independent Auditor's Report                                              F-1

Balance Sheet                                                             F-2

Statements of Operations                                                  F-3

Statements of Stockholders' Deficiency                                    F-4

Statements of Cash Flows                                                  F-5

Notes to Financial Statements                                             F-6

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
--------------------------------------------------

To the Board of Directors and Stockholders of China Ventures Limited
George Town
Grand Cayman Island, BWI

We have audited the accompanying balance sheet of China Ventures Limited (A Development Stage Company) as of December 31, 2001 and the related statements of operations, changes in accumulated deficit, and cash flows for the year then ended and from December 10, 1999 (Inception) to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Ventures Limited (A Development Stage Company) as of December 31, 2001, and the results of its operations and its cash flows for the year then ended and from December 10, 1999 (Inception) to December 31, 2001, in conformity with generally accepted accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes A and B to the financial statements, the Company is in the development stage, has yet to generate operating revenues and will require a significant amount of capital to commence its planned principal operations. As reflected in the accompanying financial statements, the Company has incurred accumulated losses since inception of $44,313 and has raised an insignificant amount of capital. As such, there is no assurance that the Company will be successful in its efforts to raise the necessary capital to commence its planned principal operations. These conditions raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

BERENFELD, SPRITZER, SHECHTER & SHEER, CPA'S
Weston, Florida
March 22, 2002

                             CHINA VENTURES LIMITED
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                DECEMBER 31, 2001

ASSETS

CURRENT ASSETS
     Cash                                                              $     17

                                                                       --------
                  TOTAL CURRENT ASSETS                                 $     17
                                                                       ========


LIABILITIES AND STOCKHOLDER'S DEFICIENCY

CURRENT LIABILITIES

     Due to related party                                              $  8,000
                                                                       --------
       TOTAL CURRENT LIABILITIES                                          8,000
                                                                       --------

STOCKHOLDERS' DEFICIENCY
     Common stock, par value $.001 per share; 50,000,000 shares
          authorized and 252,550 shares issued                              252

     Less treasury stock, 5,050 shares                                       (5)

     Additional paid in capital                                          36,333

     Subscription receivable                                               (250)

     Deficit accumulated during the development stage                   (44,313)
                                                                       --------

          TOTAL STOCKHOLDERS' DEFICIT                                    (7,983)
                                                                       --------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                            $     17
                                                                       ========

                        See notes to financial statements

                             CHINA VENTURES LIMITED
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS


                                            FOR THE      FOR THE     CUMMULATIVE
                                            YR ENDED     YR ENDED       DURING
                                            12/31/01     12/31/00     DEV. STAGE
                                            ---------    ---------    ----------

REVENUE                                            --           --           --

COSTS AND EXPENSES:

GENERAL AND ADMINISTRATIVE
 EXPENSES                                   $   6,504    $  16,881    $  44,313
                                            ---------    ---------    ---------

       NET LOSS                             $  (6,504)   $ (16,881)   $ (44,313)
                                            =========    =========    =========


BASIC AND DILUTED NET LOSS PER SHARE        $   (0.03)   $   (0.07)
                                            =========    =========


SHARES USED IN THE CALCULATION OF
   BASIC AND DILUTED NET LOSS PER
   SHARE                                      249,604      249,604



                        See notes to financial statements

                             CHINA VENTURES LIMITED
                          (A DEVELOPMENT STAGE COMPANY)
                STATEMENTS OF STOCKHOLDERS' DEFICIENCY

                                                                                                              Deficit
                                                       Common                      Additional     Stock     Accumulated
                                                       Stock           Treasury      Paid-In   Subscription  During the
                                                 Shares      Amount      Stock       Capital    Receivable   Dev. Stage     Total
                                                --------    --------    --------     --------   ----------   ----------    --------
Inception (12/10/99 to 12/31/99)
Issuance of Common Stock
  ($.001 per share)                              250,050    $    250          --           --    ($   250)          --           --

Sale of Common Stock
  ($6 per share)                                   2,500    $      2          --     $ 14,998          --           --     $ 15,000

Net Loss                                              --          --          --           --          --     ($20,928)    ($20,928)
                                                --------    --------    --------     --------    --------     --------     --------

Balance 12/31/99                                 252,550         252          --       14,998        (250)     (20,928)      (5,928)

Year Ended 12/31/00:

Additional Capital Contribution                       --          --          --       14,925          --           --       14,925

Treasury stock as of 5/1/00                           --          --          (5)          --          --           --           (5)

Net Loss                                              --          --          --           --          --      (16,881)     (16,881)
                                                --------    --------    --------     --------    --------     --------     --------

Balance 12/31/00                                 252,550         252          (5)      29,923        (250)     (37,809)      (7,889)

Year Ended 12/31/01:

Additional Capital Contribution                       --          --          --        6,410          --           --        6,410

Net Loss                                              --          --          --           --          --       (6,504)      (6,504)
                                                --------    --------    --------     --------    --------     --------     --------

Balance 12/31/01                                 252,550    $    252    $     (5)    $ 36,333    ($   250)    ($44,313)    ($ 7,983)
                                                ========    ========    ========     ========    ========     ========     ========

                        See notes to financial statements

                             CHINA VENTURES LIMITED
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS

                                                                                                   CUMULATIVE
                                                            YEAR ENDED         YEAR ENDED            DURING
                                                            12/31/01           12/31/00             DEV. STAGE
                                                            --------            --------            --------
CASH FLOWS FROM OPERATING ACTIVITIES:

NET LOSS                                                     $ (6,504)           $(16,881)           $(44,313)
Adjustments to reconcile net loss to
  Net cash (used in) operating activities:
   (Decrease)/Increase in accrued expenses                         --             (11,678)                 --
                                                             --------            --------            --------

          Net cash (used) by operating activities              (6,504)            (28,559)            (44,313)
                                                             --------            --------            --------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Borrowing from related party                                  --                  --               8,000
     Proceeds from sale of common stock                            --                  --              15,000
     Acquisition of treasury stock                                 --                  (5)                 (5)
     Additional Capital contribution                            6,410              14,925              21,335
                                                             --------            --------            --------


          Net cash provided by financing activities             6,410              14,920              44,330
                                                             --------            --------            --------

NET INCREASE (DECREASE) IN CASH                                   (94)            (13,639)                 17
CASH, beginning of period                                         111              13,750                   0
                                                             --------            --------            --------

CASH, end of period                                          $     17            $    111                  17
                                                             ========            ========            ========


                        See notes to financial statements

                             CHINA VENTURES LIMITED
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

China Ventures Limited (we) was incorporated in the Cayman Islands on December 10, 1999 for the purpose of facilitating a Chinese private company to become a reporting public company whose securities are qualified for trading in the United States secondary market. The Company is attempting to locate and negotiate with a target business entity, initially from the People's Republic of China (PRC), to effect a merger or some other business combination, in exchange for the opportunity to acquire ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. If this initial attempt fails, the Company does not expect to restrict their search to any specific business, industry or geographical location. As of December 31, 2001, the Company is in the development stage and have not started operations; accordingly these financial statements are prepared in accordance with SFAS 7, "Accounting and Reporting by Development Stage Enterprises" as issued by the Financial Accounting Standards Board.

ACCOUNTING METHOD

The Company presents it's financial statements using the accrual basis of accounting, under which method revenues are recognized when earned rather than when received, and expenses are recognized when incurred rather than when paid.

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

RECENT ACCOUNTING PRONOUNCEMENT

SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard to have a material effect on our financial statements.

NOTE B - GOING CONCERN

As shown in the accompanying financial statements, the Company is in the development stage, has yet to generate operating revenues and will require a significant amount of capital to commence it's planned principal operations. As reflected in the accompanying financial statements, the Company has incurred accumulated losses since inception of $44,313 and have raised an insignificant amount of capital. As such, there is no assurance that the Company will be successful in it's efforts to raise the necessary capital to commence our planned principal operations.

The Company has indicated that our principal operation is to engage in a merger or acquisition with an unidentified company or companies and may issue "penny stock" securities as defined in the Securities and Exchange Act of 1934. The Company will require a significant amount of capital to commence it's planned principal operations. Accordingly, the Company's ability to continue as a going concern is dependent upon it's ability to secure an adequate amount of capital to finance our planned principal operations.

The Company's plans include a merger and a subsequent public offering of common stock; however there is no assurance that the Company will be successful in it's efforts to raise capital or to obtain a business combination.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

NOTE G - CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS

If a merger, alliance or some other business combination is successful, the Company's operating assets and primary source of income and cash flow are expected to be it's interests in it's subsidiaries in the PRC. The value of our interests in these subsidiaries may be adversely affected by significant political, economic and social uncertainties in the PRC. Although the PRC government has been pursuing economic reform policies for many years, no assurance can be given that the PRC government will continue to pursue such policies or that such policies may not be significantly altered, especially in the event of a change in leadership, social or political disruption or unforeseen circumstances affecting the PRC's political, economic and social conditions. There is also no guarantee that the PRC government's pursuit of economic reforms will be consistent or effective.