Form 10-Q
period 2002-03-31
CHINA VENTURES LTD
filed 2002-05-10
CIK 1101545

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
 (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarter Ended March 31, 2002

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

        1000 BRICKELL AVENUE
        SUITE 900
        MIAMI, FLORIDA                                      33131
       --------------------------------------               -----
       (Address of Principal Executive Offices)           (Zip Code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Ordinary Shares, $0.001 par value; outstanding on March 31, 2002:  252,550

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

Item 1.  Financial Statements.


                             CHINA VENTURES LIMITED
                         (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS


                                                      (Unaudited)
                                                        March 31,   December 31,
                                                          2002          2001
                                                        --------     --------
                             ASSETS

Current assets:
 Cash and cash equivalents                              $     17     $     17
                                                        --------     --------
  Total current assets                                        17           17
                                                        --------     --------

    Total assets                                        $     17     $     17
                                                        ========     ========


           LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Due to related party                                   $  8,000     $  8,000
                                                        --------     --------

   Total current liabilities                               8,000        8,000

Stockholders' equity (deficiency)
 Common stock - $.001 par value, 50,000,000 shares
 authorized, 252,550 issued and outstanding                  252          252
Less treasury stock                                           (5)          (5)
 Additional paid-in capital                               37,333       36,333
 Subscription receivable                                    (250)        (250)
 Deficit accumulated during the development stage        (45,313)     (44,313)
                                                        --------     --------

    Total stockholders' equity (deficiency)               (7,983)      (7,983)
                                                        --------     --------

    Total liabilities and stockholders' equity          $     17     $     17
                                                        ========     ========

                 See accompanying notes to financial statements.

                             CHINA VENTURES LIMITED
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)



                                             FOR THE THREE        FOR THE THREE
                                              MONTHS ENDED         MONTHS ENDED
                                             MARCH 31, 2002       MARCH 31, 2001
                                              (UNAUDITED)          (UNAUDITED)
                                              ---------             ---------


ADMINISTRATIVE EXPENSES
 Accounting and legal fees                    $   1,000               $   1,485
                                              ---------               ---------


 NET LOSS                                     $  (1,000)              $  (1,485)
                                              =========               =========

BASIC & DILUTED NET LOSS PER
SHARE                                         $   (0.00)              $   (0.02)

SHARES USED IN THE CALCULATION
OF BASIC & DILUTED NET LOSS PER
SHARE                                           249,604                 249,604




                 See accompanying notes to financial statements.

                             CHINA VENTURES LIMITED
                          (A DEVELOPMENT STAGE COMPANY)
                STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                                   (UNAUDITED)

                                                                                                              Deficit
                                                     Common                         Additional     Stock      Accumulated
                                                     Stock             Treasury      Paid-In   Subscription  During the
                                                Shares      Amount       Stock       Capital    Receivable   Dev. Stage     Total
                                               --------    --------     --------     --------    --------     --------     --------
Inception (12/10/99 to 12/31/99)

Issuance of Common Stock
  ($.001 per share)                             250,050    $    250           --           --    ($   250)          --           --

Sale of Common Stock
  ($6 per share)                                  2,500    $      2           --     $ 14,998          --           --     $ 15,000

Net Loss                                             --          --           --           --          --     ($20,928)    ($20,928)
                                               --------    --------     --------     --------    --------     --------     --------

Balance 12/31/99                                252,550    $    252           --     $ 14,998    ($   250)    ($20,928)    ($ 5,928)

Year Ended 12/31/00:

  Additional Capital Contribution                    --          --           --     $ 14,925          --           --     $ 14,925

Treasury stock as of 5/1/00
                                                     --          --           (5)          --          --           --     $     (5)

Net Loss                                             --          --           --           --          --     ($16,881)    ($16,881)
                                               --------    --------     --------     --------    --------     --------     --------
Balance 12/31/00                                252,550         252           (5)      29,923        (250)     (37,809)      (7,889)


Year Ended 12/31/01

  Additional Capital Contribution                    --          --           --        6,410          --           --        6,410

Net Loss                                             --          --           --           --          --       (6,504)      (6,504)
                                               --------    --------     --------     --------    --------     --------     --------

Balance 12/31/01                                252,550         252           (5)      36,333        (250)     (44,313)      (7,983)

Quarter March 31, 2001                               --          --           --        1,000          --           --        1,000

Net Loss                                             --          --           --           --          --       (1,000)      (1,000)
                                               --------    --------     --------     --------    --------     --------     --------
Balance 3/31/02                                 252,550    $    252     $     (5)    $ 37,333    $   (250)    ($45,313)    ($ 7,983)
                                               ========    ========     ========     ========    ========     ========     ========

                             CHINA VENTURES LIMITED
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                             FOR THE THREE       FOR THE THREE
                                             MONTHS  ENDED       MONTHS  ENDED
                                             MARCH 31, 2002      MARCH 31, 2001
                                               (UNAUDITED)        (UNAUDITED)
                                                 -------            -------

CASH FLOWS FROM OPERATING
  ACTIVITIES:

NET LOSS                                         $(1,000)            $(1,485)
                                                 -------             -------

 Net cash provided (used) by operating
 activities:                                      (1,000)             (1,485)
                                                 -------             -------

CASH FLOWS FROM FINANCING
ACTIVITIES:
 Additional capital contributed                    1,000               5,940
                                                 -------             -------

  Net cash provided (used) by financing
     activities:                                   1,000               5,940
                                                 -------             -------

NET INCREASE (DECREASE) IN CASH                        0              (4,455)

CASH, beginning of period                             17                 111
                                                 -------             -------

CASH, end of period                              $    17             $ 4,566
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

As of March 31, 2002 the Company is in the development stage and has not started operations - accordingly these financial statements are prepared in accordance with SFAS 7, "Accounting and Reporting by Development Stage Enterprises" as issued by the Financial Accounting Standards Board.

ACCOUNTING METHOD

The Company presents its financial statements under the accrual basis of accounting, under which method revenues are recognized when earned rather than when received, and expenses are recognized when incurred rather than when paid.

EARNINGS PER SHARE

Primary and fully diluted loss per share is computed based on weighted average of common shares outstanding of 249,604 at March 31, 2002.

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

NOTE B - GOING CONCERN

As shown in the accompanying financial statements, the Company is in the development stage, has yet to generate operating revenues and will require a significant amount of capital to commence its planned principal operations. As reflected in the accompanying financial statements, the Company has incurred accumulated losses since inception of $45,313 and has raised an insignificant amount of capital. As such, there is no assurance that the Company will be successful in its efforts to raise the necessary capital to commence its planned principal operations.

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

NOTE H - UNAUDITED FINANCIAL STATEMENTS

The unaudited financial statements presented as of March 31, 2002 and for three months ended March 31, 2002 contain all adjustments necessary, in management's opinion, for a fair presentation of financial position and results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The Registrant has not, as of the end of the thre month period ended March 31, 2002, commenced active business operations. As of March 31, 2002 the Registrant had assets in the amount of $17, liabilities in the amount of $8,000 and the total Shareholders' Deficit was $7,983.

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

                                      CHINA VENTURES LIMITED

Date: April 15, 2002                  By: /s/ James N.L. Chow
                                      ------------------------------------------
                                      James N.L. Chow
                                      Secretary &
                                      Principal Financial and Accounting Officer