Form 10-Q
period 2002-06-30
CHINA VENTURES LTD
filed 2002-07-29
CIK 1101545

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarter Ended June 30, 2002

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

       1000 BRICKELL AVENUE
       SUITE 900
       MIAMI, FLORIDA                                       33131
       ----------------------------------------           ----------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Ordinary Shares, $0.001 par value; outstanding on June 30, 2002:  249,604

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

Item 1.  Financial Statements.

                             CHINA VENTURES LIMITED
                         (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS


                                                      (Unaudited)
                                                        June 30,   December 31,
                                                          2002          2001
                                                        --------     --------
                             ASSETS

Current assets:
 Cash and cash equivalents                              $     33     $     17
                                                        --------     --------
  Total current assets                                        33           17
                                                        --------     --------

    Total assets                                        $     33     $     17
                                                        ========     ========


           LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Due to related party                                   $  8,000     $  8,000
                                                        --------     --------

   Total current liabilities                               8,000        8,000

Stockholders' equity (deficiency)
 Common stock - $.001 par value, 50,000,000 shares
 authorized, 252,550 issued and outstanding                  252          252
Less treasury stock                                           (5)          (5)
 Additional paid-in capital                               42,093       36,333
 Subscription receivable                                    (250)        (250)
 Deficit accumulated during the development stage        (50,057)     (44,313)
                                                        --------     --------

    Total stockholders' equity (deficiency)               (7,967)      (7,983)
                                                        --------     --------

    Total liabilities and stockholders' equity          $     33     $     17
                                                        ========     ========

                 See accompanying notes to financial statements.

                             CHINA VENTURES LIMITED
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)



                                             FOR THE THREE        FOR THE THREE
                                              MONTHS ENDED         MONTHS ENDED
                                             JUNE 30, 2002       JUNE 30, 2001
                                              (UNAUDITED)          (UNAUDITED)
                                              ---------             ---------


ADMINISTRATIVE EXPENSES
 Accounting and legal fees                    $   4,744               $   2,500
 Consulting fees                                      -                   2,000
 Bank charges                                         -                       6
                                              ---------               ---------


 NET LOSS                                     $  (4,744)              $ (4,506)
                                              =========               =========

BASIC & DILUTED NET LOSS PER
SHARE                                         $   (0.02)              $  (0.02)

SHARES USED IN THE CALCULATION
OF BASIC & DILUTED NET LOSS PER
SHARE                                           249,604                 249,604




                 See accompanying notes to financial statements.

                             CHINA VENTURES LIMITED
                          (A DEVELOPMENT STAGE COMPANY)
                STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                                   (UNAUDITED)

                                                                                                             Deficit

                                         Common Stock                        Additional       Stock        Accumulated
                                     --------------------      Treasury       Paid-In      Subscription    During the
                                     Shares        Amount        Stock        Capital       Receivable     Dev. Stage       Total
                                     --------------------------------------------------------------------------------------------
Inception (12/10/99 to 12/31/99
       Issuance of Common Stock
              ($.001 per share)      250,050        $250                               -        $(250)               -           -

              Sale of Common Stock
                 ($6 per share)        2,500           2                         $14,998             -               -     $15,000

                       Net Loss            -           -                               -             -       $(20,928)     (20,928)
                                --------------------------------------------------------------------------------------------------

               Balance 12/31/99      252,550        $252                         $14,998        $(250)       $(20,928)     $(5,928)


Additional Capital Contribution                                                   14,925                                    14,926

    Treasury stock as of 5/1/00                                  $(5)                                                           (5)

                       Net Loss                                                                               (16,881)     (16,881)
                                --------------------------------------------------------------------------------------------------

               Balance 12/31/00      252,550        $252         $(5)            $29,923        $(250)       $(37,809)     $(7,889)

Additional Capital Contribution                                                    6,410                                     6,410

                       Net loss                                                                                (6,504)      (6,504)
                                --------------------------------------------------------------------------------------------------

               Balance 12/31/01      252,550        $252         $(5)            $36,333        $(250)       $(44,313)     $(7,983)

Additional Capital Contribution
                                                                                   5,760                                     5,760

                       Net loss
                                                                                                               (5,744)      (5,744)
                                --------------------------------------------------------------------------------------------------

                Balance 6/30/02      252,550        $252         $(5)            $42,093        $(250)       $(50,057)     $(7,967)
                                     =======        ====         ====            =======        ======       =========     =======

                                        5

                             CHINA VENTURES LIMITED
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                             FOR THE THREE       FOR THE THREE
                                             MONTHS  ENDED       MONTHS  ENDED
                                             JUNE 30, 2002       JUNE 30, 2001
                                               (UNAUDITED)        (UNAUDITED)
                                                 -------            -------

CASH FLOWS FROM OPERATING
  ACTIVITIES:

NET LOSS                                         $(4,744)            $(4,506)
                                                 -------             -------

 Net cash provided (used) by operating
 activities:                                      (4,744)             (4,506)
                                                 -------             -------

CASH FLOWS FROM FINANCING
ACTIVITIES:
 Additional capital contributed                    4,760               -
                                                 -------             -------

  Net cash provided (used) by financing
     activities:                                   4,760               -
                                                 -------             -------

NET INCREASE (DECREASE) IN CASH                       16              (4,506)

CASH, beginning of period                             17               4,566
                                                 -------             -------

CASH, end of period                              $    33             $    60
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

As of June 30, 2002 the Company is in the development stage and has not started operations - accordingly these financial statements are prepared in accordance with SFAS 7, "Accounting and Reporting by Development Stage Enterprises" as issued by the Financial Accounting Standards Board.

ACCOUNTING METHOD

The Company presents its financial statements under the accrual basis of accounting, under which method revenues are recognized when earned rather than when received, and expenses are recognized when incurred rather than when paid.


EARNINGS PER SHARE

Primary and fully diluted loss per share is computed based on weighted average of common shares outstanding of 249,604 at June 30, 2002.

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

NOTE B - GOING CONCERN

As shown in the accompanying financial statements, the Company is in the development stage, has yet to generate operating revenues and will require a significant amount of capital to commence its planned principal operations. As reflected in the accompanying financial statements, the Company has incurred accumulated losses since inception of $50,057 and has raised an insignificant amount of capital. As such, there is no assurance that the Company will be successful in its efforts to raise the necessary capital to commence its planned principal operations.

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


NOTE H - UNAUDITED FINANCIAL STATEMENTS

The unaudited financial statements presented as of June 30, 2002 and for three months ended June 30, 2002 contain all adjustments necessary, in management's opinion, for a fair presentation of financial position and results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The Registrant has not, as of the end of the three month period ended June 30, 2002, commenced active business operations. As of June 30, 2002 the Registrant had assets in the amount of $33, liabilities in the amount of $8,000 and the total Shareholders' Deficit was $7,967.

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

                                      CHINA VENTURES LIMITED

Date: July 22, 2002                  By: /s/ James N.L. Chow
                                      ------------------------------------------
                                      James N.L. Chow
                                      Secretary &
                                      Principal Financial and Accounting Officer