Form 10-Q
period 2002-09-30
CHINA VENTURES LTD
filed 2002-11-12
CIK 1101545

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
 (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarter Ended September 30, 2002

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

          CAYMAN ISLANDS                                  N/A
 (State or other jurisdiction of            (IRS Employer Identification
  incorporation or organization)                        Number)


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Ordinary Shares, $0.001 par value; outstanding on September 30, 2002:  249,604

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

                                    PART I
                             FINANCIAL INFORMATION

Item 1.  Financial Statements.


                             CHINA VENTURES LIMITED
                         (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS


                                                      (Unaudited)
                                                     September 30   December 31,
                                                          2002         2001
                                                        --------     --------
                             ASSETS

Current assets:
 Cash and cash equivalents                              $     33     $     17
                                                        --------     --------
  Total current assets                                        33           17
                                                        --------     --------

    Total assets                                        $     33     $     17
                                                        ========     ========


           LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Due to related party                                   $  8,000     $  8,000
                                                        --------     --------

   Total current liabilities                               8,000        8,000

Stockholders' equity (deficiency)
 Common stock - $.001 par value, 50,000,000 shares
 authorized, 252,550 issued and outstanding                  252          252
Less treasury stock                                           (5)          (5)
 Additional paid-in capital                               42,285       36,333
 Subscription receivable                                    (250)        (250)
 Deficit accumulated during the development stage        (50,249)     (44,313)
                                                        --------     --------

    Total stockholders' equity (deficiency)               (7,967)      (7,983)
                                                        --------     --------

    Total liabilities and stockholders' equity          $     33     $     17
                                                        ========     ========

                 See accompanying notes to financial statements.

                             CHINA VENTURES LIMITED
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)



                                             FOR THE THREE        FOR THE THREE
                                              MONTHS ENDED         MONTHS ENDED
                                         SEPTEMBER 30, 2002  SEPTEMBER 30, 2001
                                              (UNAUDITED)          (UNAUDITED)
                                              ---------             ---------


ADMINISTRATIVE EXPENSES
 Accounting and legal fees                    $     192               $   326

                                              ---------               ---------


 NET LOSS                                     $    (192)              $   (326)
                                              =========               =========

BASIC & DILUTED NET LOSS PER
SHARE                                         $   (0.00)              $  (0.02)

SHARES USED IN THE CALCULATION
OF BASIC & DILUTED NET LOSS PER
SHARE                                           249,604                 249,604




                 See accompanying notes to financial statements.

                             CHINA VENTURES LIMITED
                          (A DEVELOPMENT STAGE COMPANY)
                STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                                   (UNAUDITED)


                                                                                                            Deficit
                                               Common Stock                      Additional     Stock     Accumulated
                                          ---------------------    Treasury       Paid-In    Subscription  During the
                                           Shares       Amount       Stock        Capital     Receivable   Dev. Stage       Total
                                          ------------------------------------------------------------------------------------------

Inception (12/10/99 to 12/31/99
       Issuance of Common Stock
              ($.001 per share)            250,050     $    250            -             -     $   (250)            -             -

           Sale of Common Stock
                 ($6 per share)              2,500            2            -      $ 14,998            -             -      $ 15,000

                       Net Loss                  -            -            -             -            -      $(20,928)      (20,928)
                                          --------     --------     --------      --------     --------      --------      --------

               Balance 12/31/99            252,550     $    252            -      $ 14,998     $   (250)     $(20,928)     $ (5,928)


Additional Capital Contribution                  -            -            -        14,925            -             -        14,925

    Treasury stock as of 5/1/00                  -            -     $     (5)            -            -             -            (5)

                       Net Loss                  -            -            -             -            -       (16,881)      (16,881)
                                          --------     --------     --------      --------     --------      --------      --------

               Balance 12/31/00            252,550     $    252     $     (5)     $ 29,923     $   (250)     $(37,809)     $ (7,889)

Additional Capital Contribution                  -            -            -         6,410            -         6,410

                       Net loss                  -            -            -             -            -        (6,504)       (6,504)
                                          --------     --------     --------      --------     --------      --------      --------

               Balance 12/31/01            252,550     $    252           (5)     $ 36,333     $   (250)     $(44,313)     $ (7,983)

Additional Capital Contribution                  -            -            -         5,952            -             -         5,952

                       Net loss                  -            -            -             -            -        (5,936)       (5,936)
                                          --------     --------     --------      --------     --------      --------      --------

                Balance 9/30/02            252,550     $    252     $     (5)     $ 42,285     $   (250)     $(50,249)     $ (7,967)
                                          ========     ========     ========      ========     ========      ========      ========

                             CHINA VENTURES LIMITED
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                             FOR THE THREE       FOR THE THREE
                                             MONTHS  ENDED       MONTHS  ENDED
                                         SEPTEMBER 30, 2002  SEPTEMBER 30, 2001
                                               (UNAUDITED)        (UNAUDITED)
                                                 -------            -------

CASH FLOWS FROM OPERATING
  ACTIVITIES:

NET LOSS                                         $  (192)            $  (326)
                                                 -------             -------

 Net cash provided (used) by operating
 activities:                                        (192)               (326)
                                                 -------             -------

CASH FLOWS FROM FINANCING
ACTIVITIES:
 Additional capital contributed                      192                 330
                                                 -------             -------

  Net cash provided (used) by financing
     activities:                                     192                 330
                                                 -------             -------

NET INCREASE (DECREASE) IN CASH                       -                    4

CASH, beginning of period                             33                  60
                                                 -------             -------

CASH, end of period                              $    33             $    64
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

As of September 30, 2002 the Company is in the development stage and has not started operations - accordingly these financial statements are prepared in accordance with SFAS 7, "Accounting and Reporting by Development Stage Enterprises" as issued by the Financial Accounting Standards Board.

ACCOUNTING METHOD

The Company presents its financial statements under the accrual basis of accounting, under which method revenues are recognized when earned rather than when received, and expenses are recognized when incurred rather than when paid.



EARNINGS PER SHARE

Primary and fully diluted loss per share is computed based on weighted average of common shares outstanding of 249,604 at September 30, 2002.

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

NOTE B - GOING CONCERN

As shown in the accompanying financial statements, the Company is in the development stage, has yet to generate operating revenues and will require a significant amount of capital to commence its planned principal operations. As reflected in the accompanying financial statements, the Company has incurred accumulated losses since inception of $50,249 and has raised an insignificant amount of capital. As such, there is no assurance that the Company will be successful in its efforts to raise the necessary capital to commence its planned principal operations.

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

NOTE H - UNAUDITED FINANCIAL STATEMENTS

The unaudited financial statements presented as of September 30, 2002 and for the three months ended September 30, 2002 contain all adjustments necessary, in management's opinion, for a fair presentation of financial position and results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The Registrant has not, as of the end of the nine month period ended September 30, 2002, commenced active business operations. As of September 30, 2002 the Registrant had assets in the amount of $33, liabilities in the amount of $8,000 and the total Shareholders' Deficit was $7,967.

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

                                      CHINA VENTURES LIMITED

Date: November 4, 2002                  By: /s/ James N.L. Chow
                                      -----------------------------------------
                                      James N.L. Chow
                                      Secretary &
                                      Principal Financial and Accounting Officer

                                 CERTIFICATIONS

I, Hong Yang, certify that:

1. I have reviewed this quarterly report on Form 10-Q of China Ventures Limited (registrant];

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 6, 2002

/s/ Hong Yang
-----------------
Hong Yang
President

I, James N. L. Chow, certify that:

1. I have reviewed this quarterly report on Form 10-Q of China Ventures Limited (registrant);

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 6, 2002

/s/ James N. L. Chow
------------------------
James N. L. Chow
Secretary and Principal Financial and Accounting Officer

                                 CERTIFICATIONS

                           CERTIFICATION PURSUANT TO
                            10 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

        In connection with the Quarterly Report of China Ventures Limited ("the Company") on Form 10-Q for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof
(the "Report), I. James N. L. Chow Principal Financial and Accounting Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Act of 1934; and

         (2) The information contained in the Report fairly presents, in all Material respects, the financial condition and result of operation of the Company.


/s/ James N. L. Chow
----------------------
James N. L. Chow
Secretary and
Principal Financial and Accounting Officer

November 6, 2002