Form 10KSB
period 2002-12-31
CHINA VENTURES LTD
filed 2003-03-26
CIK 1101545

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

                   For the fiscal year ended December 31, 2002

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


              1000 Brickell Avenue, Suite 900, MIAMI, FLORIDA 33131
        ----------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

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

The aggregate market value of the voting stock held by non-affiliates was approximately $0 as of December 31, 2002.The stock was not traded as of December 31, 2002.

The number of shares of common stock outstanding as of December 31, 2002 was 247,500.

                             CHINA VENTURES, LIMITED

                                   FORM 10-KSB


                                TABLE OF CONTENTS




                                     PART I
                                                                            PAGE

ITEM 1.        Description of Business                                        3

ITEM 2.        Description of Property                                        4

ITEM 3.        Legal Proceedings                                              4

ITEM 4.        Submission of Matters to a Vote of Security Holders            4



                                     PART II


ITEM 5.        Market for Common Equity And related Stockholder Matters       4

ITEM 6.        Management's Discussion and Analysis Or Plan of Operation      4

ITEM 7.        Financial Statements                                           4



                                    PART III


ITEM 9.        Directors, Executive Officers, Promoters And Control
                  Persons; Compliance with Section 16 (a) of the
                  Exchange Act                                                4

ITEM 10.       Executive Compensation                                         5

ITEM 11.       Security Ownership of Certain Beneficial Owners and Management 5

ITEM 12.       Certain Relationships and Related Transactions                 5

ITEM 13.       Exhibits                                                       5

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

         When used in this report, the words "anticipate", "believe", "estimate", "will", "may", "intend" and "expect" nd similar expressions identify forward-looking statements. Forward-looking statements in this report include, but are not limited to, those relating to the general expansion of our business. Although we believe that our plans, intentions and expectations reflected in these forward-looking statements are reasonable, we can give no assurance that these plans, intentions or expectations will be achieved.

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

BUSINESS

         China Ventures was incorporated in the Cayman Islands in December 1999. We are not an operating company and do not have significant assets or conduct significant business. Our registered office is located at One Capital Place, Fourth Floor, P.O. Box 847, Grand Cayman, Cayman Islands, British West Indies. We currently use office space located at 1000 Brickell Avenue, Suite 900, Miami, Florida, as our principal executive office. The telephone number at our principal executive office is (305) 810-2898. We currently have no employees. As of the date of this report, we have not commenced active business operations. We intend to commence active operations during the next fiscal year, but there can be no assurance that we will be able to commence such active operations. The commencement of active operations is contingent upon the closing on one or more acquisitions which we anticipate considering during the upcoming fiscal year. As of the date of this report, no definitive agreements have been reached with any business entity and no target industry has been identified.

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


                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's shares of common stock were not traded during the fiscal year ended December 31, 2002. We do not anticipate the commencement of a market for our securities until, and unless, a business combination is consummated. As such, there is no guarantee that our common stock will commence trading or that any trading will be active.

On December 31, 2002, the approximate number of record holders of the common stock of the Company was 27.

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


As of December 31, 2002 we had only one employee, our Secretary, and a director of the Company, James Chow. If a business combination is consummated, we anticipate hiring a staff to accommodate such business.

ITEM 7. FINANCIAL STATEMENTS

Reference is made to the financial statements attached hereto, commencing on page F-1, which are incorporated by reference.


Independent Auditor's Reports

Balance Sheet dated as of December 31, 2002

Statements of Operations for the fiscal year ended December 31, 2002 and from December 10, 1999 (inception date) to December 31, 2002

Statements of Stockholders' Deficiency for the fiscal year ended December 31, 2002 and from December 10, 1999 (inception date) to December 31, 2002

Statement of Cash Flows for the fiscal year ended December 31, 2002 and from December 10, 1999 (inception date) to December 31, 2002

Notes to Financial Statements

                                    PART III

ITEM 9. DIRECTORS, AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

      The names, ages and terms of office of directors and executive officers of China Ventures are set forth in the following table:

                         NAME               AGE                 POSITIONS                 DIRECTOR SINCE

                    Hong Yang               43                Director; President          December 1999
                    James N. L. Chow        44                Director; Secretary          December 1999

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


ITEM 10. EXECUTIVE COMPENSATION

There was no executive compensation in 2001 and 2002

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The number of ordinary shares of China Ventures' owned by our directors and officers and by each person who owns legally and beneficially more than five percent of China Ventures' issued and outstanding ordinary shares on December 31, 2002, the address of each such person and the percentage of the ordinary shares represented by such shares is set forth in the following table. Unless otherwise indicated all ownership is both legal and beneficial.

                                                              Amount and Nature            Percent of
 Name and Address of Beneficial Owner                        of Beneficial Owner              Class
 ------------------------------------                        -------------------              -----

Hong Yang                                                           123,750                  49.00%
11\F Huitong Building Finance and Trade District
Haikou City
Hainan Province
Peoples Republic
of China P.C.  570125

James N. L. Chow                                                    121,250                  48.01%
52 Hoi Pong Road, Central
Lei Yue Mun, Kowloon, HK

All Executive Officers and Directors as a Group                     245,000                  97.01%


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

(99) CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
     SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10 to be signed on its behalf by the undersigned thereunto duly authorized.

                                       CHINA VENTURES LIMITED

Dated: January 31, 2003                BY: /s/ James N. L. Chow
                                       ----------------------------
                                       James N.L. Chow, Secretary

                                 CERTIFICATIONS

I, Hong Yang, certify that:
         1. I have reviewed this annual report on Form 10-K of China Ventures Limited (registrant];
         2. Based on my knowledge, this annnual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
                      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
                      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
                      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
                      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
                      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
         6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

January 31, 2003

/s/ Hong Yang
-------------
Hong Yang
President

CERTIFICATIONS

I, James N. L. Chow, certify that:
         1. I have reviewed this annual report on Form 10-K of China Ventures Limited (registrant);
         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
                      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
                      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
                      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
                      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
                      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
         6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

January 31, 2003

/s/ James N. L. Chow
--------------------
James N. L. Chow
   Secretary and Principal Financial and Accounting Officer

                             CHINA VENTURES LIMITED
                              FINANCIAL STATEMENTS


                                                                  PAGE


Report of Independent Certified Public Accountants                   F-1

Balance Sheet                                                        F-2

Statements of Operations                                             F-3

Statements of Stockholders' Deficiency                               F-4

Statements of Cash Flows                                             F-5

Notes to Financial Statements                                  F-6 - F-9

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Board of Directors and Stockholders of China Ventures Limited
George Town
Grand Cayman Island, BWI

We have audited the accompanying balance sheet of China Ventures Limited (A Development Stage Company) as of December 31, 2002 and the related statements of operations, stockholders' deficiency, and cash flows for the years ended December 31, 2002 and 2001, and from December 10, 1999 (date of inception) to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of the Company for the period December 10, 1999 (date of inception) to December 31, 2000. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to amounts included for that period, is based solely on the report of the other auditors.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of China Ventures Limited (A Development Stage Company) as of December 31, 2002, and the results of its operations and its cash flows for the years ended December 31, 2002 and 2001, and from December 10, 1999 (date of inception) to December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company is in the development stage and has incurred accumulated losses since inception of $50,249. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Berenfeld Spritzer Shechter & Sheer

Weston, Florida
March 22, 2003

                             CHINA VENTURES LIMITED
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET

                                DECEMBER 31, 2002



ASSETS

CURRENT ASSETS

         Cash                                                          $     33
                                                                       --------

              TOTAL CURRENT ASSETS                                     $     33
                                                                       ========


LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES

         Due to related party                                          $  8,000
                                                                       --------

              TOTAL CURRENT LIABILITIES                                   8,000

STOCKHOLDERS' DEFICIENCY
         Common stock, par value $.001 per share; 50,000,000 shares
              authorized and 252,550 shares issued                          252

         Additional paid in capital                                      42,285

         Less treasury stock at cost 5,050 shares                            (5)

         Deficit accumulated during the development stage               (50,249)

         Stock Subscription receivable                                     (250)
                                                                       --------


                   TOTAL STOCKHOLDERS' DEFICIT                           (7,967)
                                                                       ========

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                            $     33
                                                                       ========

                        See notes to financial statements

                             CHINA VENTURES LIMITED

                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001
                AND FROM DECEMBER 10, 1999 (DATE OF INCEPTION) TO
                                DECEMBER 31, 2002






                                          FOR THE       FOR THE    CUMMULATIVE
                                         YR ENDED      YR ENDED      DURING
                                         12/31/02      12/31/01    DEV. STAGE

REVENUE                                        --            --            --

COSTS AND EXPENSES:

GENERAL AND ADMINISTRATIVE EXPENSES     $   5,936     $   6,504     $  50,249
                                        ---------     ---------     ---------

         NET LOSS                       $  (5,936)    $  (6,504)    $ (50,249)
                                        =========     =========     =========

BASIC AND DILUTED NET LOSS PER SHARE    $   (0.03)    $   (0.03)
                                        =========     =========


WEIGHTED AVERAGE NUMBER OF COMMON
         STOCK OUTSTANDING - BASIC
         AND DILUTED                      249,604       249,604




See notes to financial statements

                             CHINA VENTURES LIMITED
                          (A DEVELOPMENT STAGE COMPANY)
                STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                  FROM DECEMBER 10, 1999 (DATE OF INCEPTION) TO
                                DECEMBER 31, 2002



                                                                                                Deficit
                                                                       Additional   Stock     Accumulated
                                     --Common Stock--      Treasury     Paid-In   Subscription During the
                                     Shares     Amount   Stock Amount   Capital    Receivable  Dev. Stage     Total
                                     ------     ------   ------------   -------    ----------  ----------     -----

Year Ended 12/31/99:

Balance, 12/31/99                        --    $     --    $     --     $     --    $     --     $     --     $     --
Issuance of Common Stock
  ($.001 per share)                 250,050         250          --           --        (250)          --           --

Sale of Common Stock
  ($6 per share)                      2,500           2          --       14,998          --           --       15,000

Net Loss                                 --          --          --           --          --      (20,928)     (20,928)
                                   --------    --------    --------     --------    --------     --------     --------

Balance, 12/31/99                   252,550         252          --       14,998        (250)     (20,928)      (5,928)

Year Ended 12/31/00:

Additional Capital Contribution          --          --          --       14,925          --           --       14,925

Purchase of treasury stock               --          --          (5)          --          --           --           (5)

Net Loss                                 --          --          --           --          --      (16,881)     (16,881)
                                   --------    --------    --------     --------    --------     --------     --------
Balance, 12/31/00                   252,550         252          (5)      29,923        (250)     (37,809)      (7,889)

Year Ended 12/31/01:

Additional Capital Contribution          --          --          --        6,410          --           --        6,410

Net Loss                                 --          --          --           --          --       (6,504)      (6,504)
Balance, 12/31/01                   252,550         252          (5)      36,333        (250)     (44,313)      (7,983)


Year Ended 12/31/02:

Additional Capital Contribution          --          --          --        5,952          --           --        5,952

Net Loss                                 --          --          --           --          --       (5,936)      (5,936)
                                   --------    --------    --------     --------    --------     --------     --------
Balance, 12/31/02                   252,550    $    252    $     (5)    $ 42,285    $   (250)    $(50,249)    $ (7,967)
                                   ========    ========    ========     ========    ========     ========     ========



See notes to financial statements

                             CHINA VENTURES LIMITED
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001
                AND FROM DECEMBER 10, 1999 (DATE OF INCEPTION) TO
                                DECEMBER 31, 2002



                                                         YEAR         YEAR      CUMULATIVE
                                                         ENDED        ENDED       DURING
                                                       12/31/02     12/31/01    DEV. STAGE
                                                       --------     --------    ----------

CASH FLOWS FROM OPERATING ACTIVITIES:

NET LOSS                                               $ (5,936)    $ (6,504)    $(50,249)

Adjustments to reconcile net loss to
     Net cash used in operating activities:
                                                       --------     --------     --------
          Net cash used in operating activities          (5,936)      (6,504)     (50,249)

CASH FLOWS FROM INVESTING ACTIVITIES:                        --           --           --


CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowing from related party                            --           --        8,000
     Proceeds from sale of common stock                      --           --       15,000
     Acquisition of treasury stock                           (5)
     Additional Capital contribution                      5,952        6,410       27,287
                                                       --------     --------     --------

          Net cash provided by financing activities       5,952        6,410       50,282
                                                       --------     --------     --------

NET INCREASE (DECREASE) IN CASH                              16          (94)          33

CASH, beginning of period                                    17          111            0
                                                       --------     --------     --------

CASH, end of period                                    $     33     $     17     $     33
                                                       ========     ========     ========

See notes to financial statements

                             CHINA VENTURES LIMITED
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

China Ventures Limited (we) was incorporated in the Cayman Islands on December 10, 1999 for the purpose of facilitating a Chinese private company to become a reporting public company whose securities are qualified for trading in the United States secondary market. We have the intention of attempting to locate and negotiate with a target business entity, initially from the People's Republic of China (PRC), to effect a merger or some other business combination, in exchange for the opportunity to acquire ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. If this initial attempt fails, we do not expect to restrict our search to any specific business, industry or geographical location. As of December 31, 2002, we are in the development stage and have not started operations.

EARNINGS PER SHARE

Primary loss per share is computed by dividing net loss by the number of weighted average common shares outstanding during the period. The Company has no dilutive securities.

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

RECENT ACCOUNTING PRONOUNCEMENTS

FASB No. 141, "Business Combinations"

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 141, "Business Combinations". This Statement replaces Accounting Principles Board ("APB") Opinion No.16, "Business combinations" and SFAS 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises". All business combinations in the scope of this statement are to be accounted for using the purchase method. The single method approach used in this statement reflects the conclusion that virtually all business combinations are acquisitions and, thus, all business combinations should be accounted for in the same way that other asset acquisitions are accounted - based on the values exchanged. This Statement does not change many of the provisions of Opinion 16 and Statement 38 related to the application of the purchase method. The provisions of this Statement apply to all business combinations initiated after June 30, 2001, and all business combinations accounted for by the purchase method for which the date of acquisition is July 1, 2001 or later. FASB 141 did not affect the Company's financial statements.

FASB No. 142, "Goodwill and Other Intangible Assets"

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of assets (but not those acquired in a business combination) at acquisition. This Statement also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. The provisions of this Statement are required for fiscal years beginning after December 15, 2001. This Statement is required to be applied at the beginning of an entity's fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements at that date. Impairment losses for goodwill and indefinite-lived intangible assets that arise due to initial application of this Statement are to be reported as resulting from a change in accounting principle. SFAS No. 142 did not have a material impact on the Company's financial position or results of operations.

                             CHINA VENTURES LIMITED
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FASB No. 143, "Accounting for Asset Retirement Obligations"

In July 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement obligations". This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement requires that the fair value of a liability for an asset requirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset requirement costs are capitalized as part of the carrying amount of the long-lived asset and subsequently allocated to expense using a systematic and rational method. Adoption of this Statement is required for fiscal years beginning after June 15, 2002. The adoption of Statement No. 143 is not expected to materially affect the Company's financial statements.

FASB No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets"

In October 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". This Statement supersedes Statement No. 121 but retains many of its fundamental provisions. The Statement also establishes a single accounting model, based on the framework established in Statement No. 121, for long-lived assets to be disposed of by sale. Additionally, the Statement resolves significant implementation issues related to Statement No. 121. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The provisions of Statement No. 144 are not expected to materially affect the Company's financial statements.

FASB No. 145, "Rescission of FASB Statements Nos. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections".

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements Nos. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This Statement, among other things, requires that gains and losses related to extinguishment of debt be classified as extraordinary items only if they meet the criteria in Opinion No. 30. The provision of Statement No. 145 related to the rescission of Statement No. 4 should be applied in fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented, that does not meet the criteria in Opinion No. 30 for classification as an extraordinary item, should be reclassified. The provisions of Statement No. 145 are not expected to materially affect the Company's financial statements.

FASB No. 146, "Accounting for Costs Associated with Exit or Disposal Activities"

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and replaces Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". This Statement is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The effect of adopting SFAS No. 146 is not expected to have a material impact on the Company's financial position or results of operations.

FASB No. 148 "Accounting for Stock-Based Compensation - Transition and
Disclosure"

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". SFAS No. 148 does not alter the provisions of SFAS 123, nor does it require stock-based compensation to be measured under the fair-value method. Rather, SFAS 148 provides alternative transition methods to companies that elect to expense stock-based compensation using the fair-value approach under SFAS No. 123. The adoption of SFAS 148 is not expected to affect the Company's financial position or results of operations.

                             CHINA VENTURES LIMITED
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

NOTE B - GOING CONCERN

As shown in the accompanying financial statements, we are in the development stage, have yet to generate operating revenues and will require a significant amount of capital to commence our planned principal operations. As reflected in the accompanying financial statements, we have incurred accumulated losses since inception of $50,249 and have raised an insignificant amount of capital. As such, there is no assurance that we will be successful in our efforts to raise the necessary capital to commence our planned principal operations.

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

                             CHINA VENTURES LIMITED
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

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