Form 10-Q
period 2003-03-31
CHINA VENTURES LTD
filed 2003-05-14
CIK 1101545

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
 (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarter Ended March 31, 2003

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Ordinary Shares, $0.001 par value; outstanding on March 31, 2003:  247,500

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

                                    PART I
                             FINANCIAL INFORMATION

Item 1.  Financial Statements.


                             CHINA VENTURES LIMITED
                         (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS


                                                      (Unaudited)
                                                        March 31   December 31,
                                                          2003         2002
                                                        --------     --------
                             ASSETS

Current assets:
 Cash and cash equivalents                              $    560     $     33
                                                        --------     --------
  Total current assets                                       560           33
                                                        --------     --------

    Total assets                                        $    560     $     33
                                                        ========     ========


           LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Due to related party                                   $  8,000     $  8,000
                                                        --------     --------

   Total current liabilities                               8,000        8,000

Stockholders' equity (deficiency)
 Common stock - $.001 par value, 50,000,000 shares
 authorized, 252,550 issued and outstanding                  252          252
Less treasury stock                                           (5)          (5)
 Additional paid-in capital                               48,185       42,285
 Subscription receivable                                    (250)        (250)
 Deficit accumulated during the development stage        (55,622)     (50,249)
                                                        --------     --------

    Total stockholders' equity (deficiency)               (7,440)      (7,967)
                                                        --------     --------

    Total liabilities and stockholders' equity          $    560     $     33
                                                        ========     ========

                 See accompanying notes to financial statements.

                             CHINA VENTURES LIMITED
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)



                                             FOR THE THREE        FOR THE THREE
                                              MONTHS ENDED         MONTHS ENDED
                                             March 31, 2003      March 31, 2002
                                              (UNAUDITED)          (UNAUDITED)
                                              ---------             ---------


ADMINISTRATIVE EXPENSES
 Accounting and legal fees                    $   5,373               $   1,000

                                              ---------               ---------


 NET LOSS                                     $  (5,373)              $  (1,000)
                                              =========               =========

BASIC & DILUTED NET LOSS PER
SHARE                                         $   (0.00)              $   (0.00)

SHARES USED IN THE CALCULATION
OF BASIC & DILUTED NET LOSS PER
SHARE                                           249,604                 249,604




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
                                          ------------------------------------------------------------------------------------------

Inception (12/10/99 to 12/31/99
       Issuance of Common Stock
              ($.001 per share)            250,050     $    250            -             -     $   (250)            -             -

           Sale of Common Stock
                 ($6 per share)              2,500            2            -      $ 14,998            -             -      $ 15,000

                       Net Loss                  -            -            -             -            -      $(20,928)      (20,928)
                                          --------     --------     --------      --------     --------      --------      --------

               Balance 12/31/99            252,550     $    252            -      $ 14,998     $   (250)     $(20,928)     $ (5,928)


Additional Capital Contribution                  -            -            -        14,925            -             -        14,925

    Treasury stock as of 5/1/00                  -            -     $     (5)            -            -             -            (5)

                       Net Loss                  -            -            -             -            -       (16,881)      (16,881)
                                          --------     --------     --------      --------     --------      --------      --------

               Balance 12/31/00            252,550     $    252     $     (5)     $ 29,923     $   (250)     $(37,809)     $ (7,889)

Additional Capital Contribution                  -            -            -         6,410            -         6,410

                       Net loss                  -            -            -             -            -        (6,504)       (6,504)
                                          --------     --------     --------      --------     --------      --------      --------

               Balance 12/31/01            252,550     $    252           (5)     $ 36,333     $   (250)     $(44,313)     $ (7,983)

Additional Capital Contribution                  -            -            -         5,952            -             -         5,952

                       Net loss                  -            -            -             -            -        (5,936)       (5,936)
                                          --------     --------     --------      --------     --------      --------      --------

                Balance 12/31/02           252,550     $    252     $     (5)     $ 42,285     $   (250)     $(50,249)     $ (7,967)


Additional Capital Contribution                  -            -            -         5,900            -             -         5,900

                       Net loss                  -            -            -             -            -        (5,373)       (5,373)
                                          --------     --------     --------      --------     --------      --------      --------

                Balance 03/31/03           252,550     $    252     $     (5)    $  48,185     $   (250)     $(55,622)     $ (7,440)

                See accompanying notes to financial statements.

                             CHINA VENTURES LIMITED
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                             FOR THE THREE       FOR THE THREE
                                             MONTHS  ENDED       MONTHS  ENDED
                                             March 31, 2003      March 31, 2002
                                               (UNAUDITED)        (UNAUDITED)
                                                 -------            -------

CASH FLOWS FROM OPERATING
  ACTIVITIES:

NET LOSS                                         $ 5,373)            $ (1,000)
                                                 -------             --------

 Net cash provided (used) by operating
 activities:                                      (5,373)              (1,000)
                                                 -------             --------

CASH FLOWS FROM FINANCING
ACTIVITIES:
 Additional capital contributed                    5,900                1,000
                                                 -------             --------

  Net cash provided (used) by financing
     activities:                                   5,900                1,000
                                                 -------             --------

NET INCREASE (DECREASE) IN CASH                      527                    0

CASH, beginning of period                             33                   17
                                                 -------             --------

CASH, end of period                              $   560             $     17
                                                 =======             ========


                 See accompanying notes to financial statements.

                             CHINA VENTURES LIMITED
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

China Ventures Limited (we) was incorporated in the Cayman Islands on December 10, 1999 for the purpose of facilitating a Chinese private company to become a reporting public company whose securities are qualified for trading in the United States secondary market. We have the intention of attempting to locate and negotiate with a target business entity, initially from the People's Republic of China (PRC), to effect a merger or some other business combination, in exchange for the opportunity to acquire ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. If this initial attempt fails, we do not expect to restrict our search to any specific business, industry or geographical location.
As of March 31, 2003, we are in the development stage and have not started operations.

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

                             CHINA VENTURES LIMITED
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

NOTE B - GOING CONCERN

As shown in the accompanying financial statements, we are in the development stage, have yet to generate operating revenues and will require a significant amount of capital to commence our planned principal operations. As reflected in the accompanying financial statements, we have incurred accumulated losses since inception of $55,622 and have raised an insignificant amount of capital. As such, there is no assurance that we will be successful in our efforts to raise the necessary capital to commence our planned principal operations.

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

On December 16, 1999, in connection with the formulation of China Ventures, Mr. Hong Yang (who later transferred his shares to Mr. James Chow) received 123,750 ordinary shares (see below), Mr. James Chow received 121,250 ordinary shares and Mr. Ricardo Bajandas received 5,050 ordinary shares. All paid par value as consideration for the shares issued in connection with the formulation of China Ventures. Mr. Yang and Mr.Chow are residents of China. Mr. Bajandas is a resident of the United States.
Accordingly, no exemption was required for the issuance of ordinary shares to Mr. Yang or Mr. Chow. Mr. Bajandas purchased his ordinary shares of China Ventures in reliance on Rule 4(2) promulgated under the Securities Act. In May 2000, in connection with the termination of Mr. Bajandas' engagement with China Ventures, Mr. Bajandas agreed to transfer his ordinary shares to China Ventures.
In March 2003 Mr. Hong Yang transferred all his shares (123,750)to Mr. James Chow, who now holds 245,000 shares.

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

NOTE H - UNAUDITED FINANCIAL STATEMENTS

The unaudited financial statements presented as of March 31, 2003 and 2002 for the three months then ended contain all adjustments necessary, in management's opinion, for a fair presentation of financial position and results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The Registrant has not, as of the end of the three month period ended March 31, 2003, commenced active business operations. As of March 31, 2003 the Registrant had assets in the amount of $560, liabilities in the amount of $8,000 and the total Shareholders' Deficit was $7,440.

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

On December 16, 1999, in connection with the formation of China Ventures, Mr. Hong Yang (who later transferred all to Mr. James Chow)received 123,750 ordinary shares, Mr. James Chow received 121,250 ordinary shares and Mr. Ricardo Bajandas received 5,050 ordinary shares. Each of Mr. Yang, Mr. Chow and Mr. Bajandas paid par value as consideration for the shares issued in connection with the formation of China Ventures. Mr. Yang and Mr. Chow are residents of China. Mr. Bajandas is a resident of the United States. Accordingly, no exemption was required for the issuance of ordinary shares to to Mr. Yang or Mr. Chow. Mr. Bajandas purchased his ordinary shares of China Ventures in reliance on Rule 4(2) promulgated under the Securities Act.
In May 2000, in connection with the termination of Mr. Bajandas' engagement with China Ventures, Mr. Bajandas agreed to transfer his ordinary shares to China Ventures.
In March 2003 Mr. Hong Yang transferred all his shares (123,750)to Mr. James Chow, who now holds 245,000 shares.

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

                                      CHINA VENTURES LIMITED

Date: May 5, 2003                  By: /s/ James N.L. Chow
                                      -----------------------------------------
                                      James N.L. Chow
                                      President,Secretary &
                                      Principal Financial and Accounting Officer

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

4. As sole officer of the registrant, I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

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

5. As sole officer of the registrant, I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. As sole officer of the registrant,I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internalcontrols subsequent to the date of our most recent evaluation,including any corrective actions with regard to significant deficienciesand material weaknesses.

May 5, 2003

/s/ James N. L. Chow
-------------------------
James N. L. Chow
President, Secretary and Principal Financial and Accounting Officer

                                 CERTIFICATIONS

                           CERTIFICATION PURSUANT TO
                            10 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

        In connection with the Quarterly Report of China Ventures Limited ("the Company") on Form 10-Q for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof
(the "Report), I. James N. L. Chow Principal Financial and Accounting Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Act of 1934; and

         (2) The information contained in the Report fairly presents, in all Material respects, the financial condition and result of operation of the Company.


/s/ James N. L. Chow
-----------------------
James N. L. Chow
President, Secretary and
Principal Financial and Accounting Officer

May 5, 2003