Form 10-Q
period 2003-06-30
CHINA VENTURES LTD
filed 2003-08-18
CIK 1101545

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
 (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarter Ended June 30, 2003

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


        999 BRICKELL AVENUE
        SUITE 600
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Ordinary Shares, $0.001 par value; outstanding on June 30, 2003:  247,500

                                TABLE OF CONTENTS

                                                                            Page

PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements

                 Balance Sheets                                              3

                 Statements of Operations                                    4

                 Statement of Changes in Stockholders' Deficiency            5

                 Statements of Cash Flows                                    6

                 Notes to Financial Statements                               7

         Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations               10

         Item 3. Controls and Procedures                                     10


PART II. OTHER INFORMATION

         Item 1. Legal Proceedings                                           11

         Item 2. Changes in Securities and Use of Proceeds                   11

         Item 3. Defaults Upon Senior Securities                             11

         Item 4. Submission of Matters to a Vote of Security Holders         11

         Item 5. Other Information                                           11

         Item 6. Exhibits and Reports on Form 8-K                            11

SIGNATURES                                                                   12

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements.


                             CHINA VENTURES LIMITED
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

                                                         (Unaudited)
                                                           June 30, December 31,
                                                            2003         2002
                                                          --------     --------
                             ASSETS

Current assets:
 Cash and cash equivalents                                $     57     $     33
                                                          --------     --------
  Total current assets                                          57           33
                                                          --------     --------

    Total assets                                          $     57     $     33
                                                          ========     ========


           LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Due to related party                                     $  8,000     $  8,000
                                                          --------     --------

   Total current liabilities                                 8,000        8,000

Stockholders' equity (deficiency)
 Common stock - $.001 par value, 50,000,000 shares
 authorized, 252,550 issued and outstanding                    252          252
Less treasury stock                                             (5)          (5)
 Additional paid-in capital                                 48,435       42,285
 Subscription receivable                                      (250)        (250)
 Deficit accumulated during the development stage          (56,375)     (50,249)
                                                          --------     --------

    Total stockholders' equity (deficiency)                 (7,943)      (7,967)
                                                          --------     --------

    Total liabilities and stockholders' equity            $     57     $     33
                                                          ========     ========

                 See accompanying notes to financial statements.

                             CHINA VENTURES LIMITED
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)



                                             FOR THE THREE        FOR THE THREE
                                              MONTHS ENDED         MONTHS ENDED
                                             June 30, 2003         June 30, 2002
                                              (UNAUDITED)          (UNAUDITED)
                                             -------------         -------------


ADMINISTRATIVE EXPENSES
 Accounting and legal fees                     $     753            $   4,744

                                               ---------            ---------


 NET LOSS                                      $    (753)           $  (4,744)
                                               =========            =========

BASIC & DILUTED NET LOSS PER
SHARE                                          $   (0.00)           $   (0.00)

SHARES USED IN THE CALCULATION
OF BASIC & DILUTED NET LOSS PER
SHARE                                            249,604              249,604




                 See accompanying notes to financial statements.

                             CHINA VENTURES LIMITED
                          (A DEVELOPMENT STAGE COMPANY)
                STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                                   (UNAUDITED)


                                                                                                         Deficit
                                         Common Stock                       Additional     Stock       Accumulated
                                     ---------------------     Treasury      Paid-In    Subscription   During the
                                      Shares       Amount       Stock        Capital     Receivable    Dev. Stage      Total
                                     --------     --------     --------      --------     --------      --------      --------

Inception (12/10/99 to 12/31/99
       Issuance of Common Stock
              ($.001 per share)       250,050     $    250           --            --     $   (250)           --            --

           Sale of Common Stock
                 ($6 per share)         2,500            2           --      $ 14,998           --            --      $ 15,000

                       Net Loss            --           --           --            --           --      $(20,928)      (20,928)
                                     --------     --------     --------      --------     --------      --------      --------

               Balance 12/31/99       252,550     $    252           --      $ 14,998     $   (250)     $(20,928)     $ (5,928)


Additional Capital Contribution            --           --           --        14,925           --            --        14,925

    Treasury stock as of 5/1/00            --           --     $     (5)           --           --            --            (5)

                       Net Loss            --           --           --            --           --       (16,881)      (16,881)
                                     --------     --------     --------      --------     --------      --------      --------

               Balance 12/31/00       252,550     $    252     $     (5)     $ 29,923     $   (250)     $(37,809)     $ (7,889)

Additional Capital Contribution            --           --           --         6,410           --         6,410

                       Net loss            --           --           --            --           --        (6,504)       (6,504)
                                     --------     --------     --------      --------     --------      --------      --------

               Balance 12/31/01       252,550     $    252           (5)     $ 36,333     $   (250)     $(44,313)     $ (7,983)

Additional Capital Contribution            --           --           --         5,952           --            --         5,952

                       Net loss            --           --           --            --           --        (5,936)       (5,936)
                                     --------     --------     --------      --------     --------      --------      --------

                Balance 12/31/02      252,550     $    252     $     (5)     $ 42,285     $   (250)     $(50,249)     $ (7,967)


Additional Capital Contribution            --           --           --         6,150           --            --         6,150

                       Net loss            --           --           --            --           --        (6,126)       (6,126)
                                     --------     --------     --------      --------     --------      --------      --------

                Balance 06/30/03      252,550     $    252     $     (5)     $ 48,435     $   (250)     $(56,375)     $ (7,943)

                 See accompanying notes to financial statements.

                             CHINA VENTURES LIMITED
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                              FOR THE THREE      FOR THE THREE
                                              MONTHS  ENDED      MONTHS  ENDED
                                              June 30, 2003      June 30, 2002
                                               (UNAUDITED)        (UNAUDITED)
                                                 -------            -------

CASH FLOWS FROM OPERATING
  ACTIVITIES:

NET LOSS                                         $  (753)             $(4,744)
                                                 -------              -------

 Net cash provided (used) by operating
 activities:                                        (753)              (4,744)
                                                 -------              -------

CASH FLOWS FROM FINANCING
ACTIVITIES:
 Additional capital contributed                      250                4,760
                                                 -------              -------

  Net cash provided (used) by financing
     activities:                                     250                4,760
                                                 -------              -------

NET INCREASE (DECREASE) IN CASH                     (503)                  16

CASH, beginning of period                            560                   17
                                                 -------              -------

CASH, end of period                              $    57              $    33
                                                 =======              =======


                 See accompanying notes to financial statements.

                             CHINA VENTURES LIMITED
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

China Ventures Limited (we) was incorporated in the Cayman Islands on December 10, 1999 for the purpose of facilitating a Chinese private company to become a reporting public company whose securities are qualified for trading in the United States secondary market. We have the intention of attempting to locate and negotiate with a target business entity, initially from the People's Republic of China (PRC), to effect a merger or some other business combination, in exchange for the opportunity to acquire ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. If this initial attempt fails, we do not expect to restrict our search to any specific business, industry or geographical location. As of June 30, 2003, we are in the development stage and have not started operations.

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

                             CHINA VENTURES LIMITED
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

NOTE B - GOING CONCERN

As shown in the accompanying financial statements, we are in the development stage, have yet to generate operating revenues and will require a significant amount of capital to commence our planned principal operations. As reflected in the accompanying financial statements, we have incurred accumulated losses since inception of $56,375 and have raised an insignificant amount of capital. As such, there is no assurance that we will be successful in our efforts to raise the necessary capital to commence our planned principal operations.

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

NOTE H - UNAUDITED FINANCIAL STATEMENTS

The unaudited financial statements presented as of June 30, 2003 and 2002 for the three months then ended contain all adjustments necessary, in management's opinion, for a fair presentation of financial position and results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The Registrant has not, as of the end of the three month period ended June 30, 2003, commenced active business operations. As of June 30, 2003 the Registrant had assets in the amount of $57, liabilities in the amount of $8,000 and the total Shareholders' Deficit was $7,943.

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

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) within 90 days prior to the filing of this report, have concluded that, based on such evaluation, our disclosure controls and procedures were adequate and effective to ensure that material information relating to us, including our consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-QSB was being prepared.

Changes in Internal Controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in our internal controls. Accordingly, no corrective actions were required or undertaken.

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

Not Applicable.

ITEM 5.  OTHER INFORMATION.

Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         EXHIBITS
         --------

         Exhibit 31 Certification as adopted pursuant to Section 302 of the Sarbabes-Oxley Act of 2002.

         Exhibit 32 Certification pursuant to 10 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         REPORTS ON FORM 8-K

         None

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                      CHINA VENTURES LIMITED

Date: August 5, 2003                  By: /s/ James N.L. Chow
                                      -----------------------------------------
                                      James N.L. Chow
                                      President,Secretary &
                                      Principal Financial and Accounting Officer