Form 10-Q
period 2003-09-30
CHINA VENTURES LTD
filed 2003-11-12
CIK 1101545

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended September 30, 2003

                                       OR

         [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____

                        Commission file number: 000-30802

                             CHINA VENTURES LIMITED
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          CAYMAN ISLANDS                                N/A
 -------------------------------            ----------------------------
 (State or other jurisdiction of            (IRS Employer Identification
  incorporation or organization)                       Number)

        999 BRICKELL AVENUE
              SUITE 600
            MIAMI, FLORIDA                             33131
--------------------------------------               ----------
(Address of Principal Executive Offices)             (Zip Code)

                                 (305) 810-2898
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X ] NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Ordinary Shares, $0.001 par value; outstanding on September 30, 2003:  247,500

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

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

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements.

                             CHINA VENTURES LIMITED
                         (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

                                                        Sep 30,    December 31,
                                                          2003         2002
                                                        --------     --------
                                                      (Unaudited)

                             ASSETS
Current assets:
 Cash and cash equivalents                              $     72     $     33
                                                        --------     --------
  Total current assets                                        72           33
                                                        --------     --------
    Total assets                                        $     72     $     33
                                                        ========     ========

           LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Due to related party                                   $  8,000     $  8,000
                                                        --------     --------
   Total current liabilities                               8,000        8,000

Stockholders' equity (deficiency)
 Common stock - $.001 par value, 50,000,000 shares
 authorized, 252,550 issued and outstanding                  252          252
Less treasury stock                                           (5)          (5)
 Additional paid-in capital                               49,185       42,285
 Subscription receivable                                    (250)        (250)
 Deficit accumulated during the development stage        (57,110)     (50,249)
                                                        --------     --------
    Total stockholders' equity (deficiency)               (7,928)      (7,967)
                                                        --------     --------
    Total liabilities and stockholders' equity          $     72     $     33
                                                        ========     ========

                 See accompanying notes to financial statements.

                             CHINA VENTURES LIMITED
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                            FOR THE THREE          FOR THE THREE
                                             MONTHS ENDED           MONTHS ENDED
                                             Sep 30, 2003          Sep 30, 2002
                                            -------------          -------------
                                             (UNAUDITED)            (UNAUDITED)

ADMINISTRATIVE EXPENSES
 Accounting and legal fees                    $     735              $    192

                                              ---------              ---------

 NET LOSS                                     $    (735)             $    (192)
                                              =========              =========

BASIC & DILUTED NET LOSS PER
SHARE                                         $   (0.00)             $   (0.00)

SHARES USED IN THE CALCULATION
OF BASIC & DILUTED NET LOSS PER
SHARE                                           249,604                249,604


                 See accompanying notes to financial statements.

                             CHINA VENTURES LIMITED
                          (A DEVELOPMENT STAGE COMPANY)
                STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                                   (UNAUDITED)

Deficit

                                               Common Stock                      Additional     Stock      Accumulated
                                          ---------------------     Treasury       Paid-In   Subscription   During the
                                           Shares       Amount        Stock        Capital    Receivable    Dev. Stage     Total
                                          --------     --------     --------     ----------  ------------  -----------    --------
Inception (12/10/99 to 12/31/99)
       Issuance of Common Stock
              ($.001 per share)            250,050     $    250            -             -     $   (250)            -            -

           Sale of Common Stock
                 ($6 per share)              2,500            2            -      $ 14,998            -             -     $ 15,000

                       Net Loss                  -            -            -             -            -      $(20,928)     (20,928)
                                          --------     --------     --------      --------     --------      --------     --------

               Balance 12/31/99            252,550     $    252            -      $ 14,998     $   (250)     $(20,928)    $ (5,928)

Additional Capital Contribution                  -            -            -        14,925            -             -       14,925

    Treasury stock as of 5/1/00                  -            -     $     (5)            -            -             -           (5)

                       Net Loss                  -            -            -             -            -       (16,881)     (16,881)
                                          --------     --------     --------      --------     --------      --------     --------

               Balance 12/31/00            252,550     $    252     $     (5)     $ 29,923     $   (250)     $(37,809)    $ (7,889)

Additional Capital Contribution                  -            -            -         6,410            -         6,410

                       Net loss                  -            -            -             -            -        (6,504)      (6,504)
                                          --------     --------     --------      --------     --------      --------     --------

               Balance 12/31/01            252,550     $    252           (5)     $ 36,333     $   (250)     $(44,313)    $ (7,983)

Additional Capital Contribution                  -            -            -         5,952            -             -        5,952

                       Net loss                  -            -            -             -            -        (5,936)      (5,936)
                                          --------     --------     --------      --------     --------      --------     --------

                Balance 12/31/02           252,550     $    252     $     (5)     $ 42,285     $   (250)     $(50,249)    $ (7,967)

Additional Capital Contribution                  -            -            -         6,150            -         -            6,150

                       Net loss                  -            -            -             -            -        (6,126)      (6,126)
                                          --------     --------     --------      --------     --------      --------     --------

                Balance 06/30/03           252,550     $    252     $     (5)    $  48,435     $   (250)     $(56,375)    $ (7,943)

Additional Capital Contribution                  -            -            -           750            -         -              750

                       Net loss                  -            -            -             -            -          (735)        (735)
                                          --------     --------     --------      --------     --------      --------     --------

                Balance 09/30/03           252,550     $    252     $     (5)     $ 49,185     $   (250)     $(57,110)    $ (7,928)


                 See accompanying notes to financial statements.

                             CHINA VENTURES LIMITED
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                              FOR THE THREE      FOR THE THREE
                                              MONTHS  ENDED      MONTHS  ENDED
                                              Sep 30, 2003       Sep 30, 2002
                                              -------------      -------------
                                               (UNAUDITED)        (UNAUDITED)

CASH FLOWS FROM OPERATING
  ACTIVITIES:

NET LOSS                                         $  (735)           $  (192)
                                                 -------            -------

 Net cash provided (used) by operating
 activities:                                        (735)              (192)
                                                 -------            -------

CASH FLOWS FROM FINANCING
ACTIVITIES:
 Additional capital contributed                      750                192
                                                 -------            -------

  Net cash provided (used) by financing
     activities:                                     750                192
                                                 -------            -------

NET INCREASE (DECREASE) IN CASH                       15                 --

CASH, beginning of period                             57                 33
                                                 -------            -------

CASH, end of period                              $    72            $    33
                                                 =======            =======

                 See accompanying notes to financial statements.

                             CHINA VENTURES LIMITED
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

China Ventures Limited (we) was incorporated in the Cayman Islands on December 10, 1999 for the purpose of facilitating a Chinese private company to become a reporting public company whose securities are qualified for trading in the United States secondary market. We have the intention of attempting to locate and negotiate with a target business entity, initially from the People's Republic of China (PRC), to effect a merger or some other business combination, in exchange for the opportunity to acquire ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. If this initial attempt fails, we do not expect to restrict our search to any specific business, industry or geographical location. As of September 30, 2003, we are in the development stage and have not started operations.

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

                             CHINA VENTURES LIMITED
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

NOTE B - GOING CONCERN

As shown in the accompanying financial statements, we are in the development stage, have yet to generate operating revenues and will require a significant amount of capital to commence our planned principal operations. As reflected in the accompanying financial statements, we have incurred accumulated losses since inception of $57,110 and have raised an insignificant amount of capital. As such, there is no assurance that we will be successful in our efforts to raise the necessary capital to commence our planned principal operations.

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

NOTE H - UNAUDITED FINANCIAL STATEMENTS

The unaudited financial statements presented as of September 30, 2003 and 2002 for the three months then ended contain all adjustments necessary, in management's opinion, for a fair presentation of financial position and results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The Registrant has not, as of the end of the three month period ended September 30, 2003, commenced active business operations. As of September 30, 2003 the Registrant had assets in the amount of $72, liabilities in the amount of $8,000 and the total Shareholders' Deficit was $7,928.

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

Not Applicable.

ITEM 5.  OTHER INFORMATION.

Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

31. Certification Pursuant to Rule 15-d-14(a)

32. Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
    Section 906 of the Sarbanes-Pxley Act of 2002.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                                         CHINA VENTURES LIMITED

Date: November 10, 2003                                  By: /s/ James N.L. Chow
                                                         -----------------------
                                                         James N.L. Chow
                                                         President,Secretary &
                                                         Principal Financial and
                                                         Accounting Officer