Form 10KSB
period 2003-12-31
CHINA VENTURES LTD
filed 2004-03-30
CIK 1101545

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

                   For the fiscal year ended December 31, 2003

                        Commission file number: 000-30802

                            -------------------------

                             China Ventures Limited
                 (Name of Small Business Issuer in its Charter)


             Cayman Islands                                      N/A
      ------------------------------                ----------------------------
     (State or Other Jurisdiction of                (IRS Employer Identification
      Incorporation or Organization)                          Number)


999 Brickell Avenue, Suite 600                           Miami, FL  33131
- ----------------------------------------               -----------------
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

Common Stock $.001 par value
- -------------------------
 (Title of Class)

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

The aggregate market value of the voting stock held by non-affiliates was approximately $0 as of December 31, 2003.The stock was not traded as of December 31, 2003.

The number of shares of common stock outstanding as of December 31, 2003 was 247,500.

                             China Ventures, Limited
                                   Form 10-KSB

                                TABLE OF CONTENTS

                                     PART I


ITEM 1.        Description of Business                                        3
ITEM 2.        Description of Property                                        4
ITEM 3.        Legal Proceedings                                              4
ITEM 4.        Submission of Matters to a Vote of Security Holders            4

                                     PART II

ITEM 5.        Market for Common Equity And related Stockholder Matters       4
ITEM 6.        Management's Discussion and Analysis Or Plan of Operation      4
ITEM 7.        Financial Statements                                           5

                                    PART III

ITEM 9.        Directors, Executive Officers, Promoters And Control Persons;
                    Compliance with Section 16 (a) of the Exchange Act        5
ITEM 8.        Changes in and disagreements with Accountants on Accounting
                    and Financial Disclosure                                  5
ITEm 8A.       Controls and procedures                                        5
ITEM 10.       Executive Compensation                                         6
ITEM 11.       Security Ownership of Certain Beneficial Owners and
                  Management                                                  6
ITEM 12.       Certain Relationships and Related Transactions                 6
ITEM 13.       Exhibits                                                       6

                                     PART I

ITEM     1.       BUSINESS.

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

 BUSINESS

         China Ventures was incorporated in the Cayman Islands in December 1999. We are not an operating company and do not have significant assets or conduct significant business. Our registered office is located at One Capital Place, Fourth Floor, P.O. Box 847, Grand Cayman, Cayman Islands, British West Indies. We currently use office space located at 999 Brickell Avenue, Suite 600, Miami, Florida, as our principal executive office. The telephone number at our principal executive office is (305) 810-2898. We currently have no employees. As of the date of this report, we have not commenced active business operations. We intend to commence active operations during the next fiscal year, but there can be no assurance that we will be able to commence such active operations. The commencement of active operations is contingent upon the closing on one or more acquisitions which we anticipate considering during the upcoming fiscal year. As of the date of this report, no definitive agreements have been reached with any business entity and no target industry has been identified.

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

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's shares of common stock were not traded during the fiscal year ended December 31, 2003. We do not anticipate the commencement of a market for our securities until, and unless, a business combination is consummated. As such, there is no guarantee that our common stock will commence trading or that any trading will be active.

On December 31, 2003, the approximate number of record holders of the common stock of the Company was 26

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

As of December 31, 2003 we had only one employee, our Secretary and a director of the Company, James Chow. If a business combination is consummated, we anticipate hiring a staff to accommodate such business.

ITEM 7. FINANCIAL STATEMENTS

Reference is made to the financial statements attached hereto, commencing on page F-1, which are incorporated by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A. CONTROLS AND PROCEDURES

     a) Evaluation of Disclosure Controls and Procedures. The term "disclosure controls and procedures" is defined in Rule 13a - 15(e) of the Securities Exchange Act of 1934, or the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Our Secretary and Principal Financial and Accounting Officer have concluded, based on their evaluation as of December 31, 2003, that our disclosure controls and procedures are effective for recording, processing, summarizing and timely reporting the information we are required to disclose in our reports filed under the Exchange Act.

     b) Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting during the year ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


                                    PART III

ITEM 9. DIRECTORS, AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

      The names, ages and terms of office of directors and executive officers of China Ventures are set forth in the following table:

NAME                   AGE              POSITIONS                DIRECTOR SINCE

James N. L. Chow        45             Director; President       December 1999


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

In March 2003 Mr. Hong Yang, former President and Director of the Company, resigned his positions and transferred all his shares to Mr. James N L Chow, the current President.

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

ITEM 10. EXECUTIVE COMPENSATION

There was no executive compensation in 2002 and 2003

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The number of ordinary shares of China Ventures' owned by our directors and officers and by each person who owns legally and beneficially more than five percent of China Ventures' issued and outstanding ordinary shares on December 31, 2003, the address of each such person and the percentage of the ordinary shares represented by such shares is set forth in the following table. Unless otherwise indicated all ownership is both legal and beneficial.

Name and Address                        Amount and Nature             Percent of
of Beneficial Owner                     of Beneficial Owner             Class
 -------------------                    -------------------             -----


James N. L. Chow                               245,000                  97.03%
52 Hoi Pong Road, Central
Lei Yue Mun, Kowloon, HK

All Executive Officers and
Directors as a Group                           245,000                  97.03%


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

(31.1) CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
       SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(32.1) CERTIFICATION BY PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER PURSUANT TO
       SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Financial Statements

Independent Auditor's Reports

Balance Sheet dated as of December 31, 2003

Statements of Operations for the fiscal years ended December 31, 2003 and 2002 and from December 10, 1999 (inception date) to December 31, 2003

Statements of Stockholders' Deficiency for the fiscal years ended December 31, 2003 and 2002 and from December 10, 1999 (inception date) to December 31, 2003

Statement of Cash Flows for the fiscal years ended December 31, 2003 and 2002 and From December 10, 1999 (inception date) to December 31, 2003

Notes to Financial Statements


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10 to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     CHINA VENTURES LIMITED



Dated: February 13, 2004                             BY: /s/ James N. L. Chow
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

Notes to Financial Statements                                          F-6, F-10

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders of China Ventures Limited
George Town
Grand Cayman Island, BWI

We have audited the accompanying balance sheet of China Ventures Limited (A Development Stage Company) as of December 31, 2003 and the related statements of operations for the years ended December 31, 2003 and 2002 and from December 10, 1999 (Inception) to December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Ventures Limited (A Development Stage Company) as of December 31, 2003, and the results of its operations and its cash flows for the years ended December 31, 2003 and 2002 and from December 10, 1999 (Inception) to December 31, 2003, in conformity with generally accepted accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes A and B to the financial statements, the Company is in the development stage, has yet to generate operating revenues and will require a significant amount of capital to commence its planned principal operations. As reflected in the accompanying financial statements, the Company has incurred accumulated losses since inception of $57,110 and has raised an insignificant amount of capital. As such, there is no assurance that the Company will be successful in its efforts to raise the necessary capital to commence its planned principal operations. These conditions raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


BERENFELD, SPRITZER, SHECHTER & SHEER, CPA'S
Weston, Florida
February 23, 2004
                                       F-1

                             CHINA VENTURES LIMITED
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                DECEMBER 31, 2003

ASSETS

CURRENT ASSETS
     Cash                                                            $   252
                                                                     -------
                  TOTAL CURRENT ASSETS                               $   252
                                                                     =======

LIABILITIES AND STOCKHOLDER'S DEFICIENCY

CURRENT LIABILITIES

     Due to related party                                            $ 8,000
                                                                     -------
       TOTAL CURRENT LIABILITIES                                       8,000
                                                                     -------

STOCKHOLDERS' DEFICIENCY
     Common stock, par value $.001 per share; 50,000,000 shares
          authorized and 252,550 shares issued                           252

     Less treasury stock, 5,050 shares                                    (5)

     Additional paid in capital                                       49,365

     Subscription receivable                                            (250)

     Deficit accumulated during the development stage                (57,110)
                                                                     -------

          TOTAL STOCKHOLDERS' DEFICIT                                 (7,748)
                                                                     -------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                          $   252
                                                                     =======

                        See notes to financial statements

                             CHINA VENTURES LIMITED
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS

                                              FOR THE          FOR THE           CUMMULATIVE
                                              YR ENDED         YR ENDED          DURING
                                              12/31/03         12/31/02          DEV. STAGE
                                              ---------        --------          -----------
REVENUE                                            --                --                  --

COSTS AND EXPENSES:

GENERAL AND ADMINISTRATIVE
 EXPENSES                                     $  6,862          $  5,936           $  57,111
                                              --------          --------           ---------

       NET LOSS                               $ (6,862)        $  (5,936)          $ (57,111)
                                               =======         =========           =========


BASIC AND DILUTED NET LOSS PER SHARE
                                              $  (0.03)        $   (0.03)
                                              ========         =========


SHARES USED IN THE CALCULATION OF
   BASIC AND DILUTED NET LOSS PER
   SHARE                                       249,604           249,604

                        See notes to financial statements

                             CHINA VENTURES LIMITED
                          (A DEVELOPMENT STAGE COMPANY)
                STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY

                                                                                               Deficit
                                        Common                      Additional   Stock       Accumulated
                                         Stock           Treasury     Paid-In  Subscription   During the
                                   Shares      Amount      Stock      Capital   Receivable    Dev. Stage  Total
                                   -------     ------    --------    ---------- ------------   --------- --------
Inception (12/10/99 to 12/31/99)
Issuance of Common Stock
  ($.001 per share)                 250,050    $    250          --          --   ($   250)         --          --

Sale of Common Stock
  ($6 per share)                      2,500    $      2          --    $ 14,998         --          --    $ 15,000

Net Loss                                 --          --          --          --         --    ($20,928)   ($20,928)
                                   --------    --------    --------    --------   --------    --------    --------

Balance 12/31/99                    252,550         252          --      14,998       (250)    (20,928)     (5,928)

Year Ended 12/31/00:

Additional Capital Contribution          --          --          --      14,925         --          --      14,925

Treasury stock as of 5/1/00              --          --          (5)         --         --          --          (5)

Net Loss                                 --          --          --          --         --     (16,881)    (16,881)
                                   --------    --------    --------    --------   --------    --------    --------

Balance 12/31/00                    252,550         252          (5)     29,923       (250)    (37,809)     (7,889)

Year Ended 12/31/01:

Additional Capital Contribution          --          --          --       6,410         --          --       6,410

Net Loss                                 --          --          --          --         --      (6,504)     (6,504)
                                   --------    --------    --------    --------   --------    --------    --------

Balance 12/31/01                    252,550         252          (5)     36,333       (250)    (44,313)     (7,983)

Year Ended 12/31/02:

Additional Capital Contribution          --          --          --       5,952         --          --       5,952

Net Loss                                 --          --          --          --         --      (5,936)     (5,936)
                                   --------    --------    --------    --------   --------    --------    --------

Balance 12/31/02                    252,550         252          (5)     42,285       (250)    (50,249)     (7,967)

Year Ended 12/31/03:
Additional Capital Contribution          --          --          --       7,080         --          --       7,080

Net Loss                                 --          --          --          --         --      (6,861)     (6,861)
                                   --------    --------    --------    --------   --------    --------    --------
Balance 12/31/03                    252,550         252          (5)   $ 49,365   $   (250)   ($57,110)   ($ 7,748)
                                   ========    ========    ========    ========   ========    ========    ========

                        See notes to financial statements

                             CHINA VENTURES LIMITED
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS

                                                                                                  CUMULATIVE
                                                               YEAR ENDED        YEAR ENDED         DURING
                                                                12/31/03           12/31/02       DEV. STAGE
                                                                ---------        ----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:

NET LOSS                                                        $(6,861)          $(5,936)        $(57,110)
                                                                -------           -------         --------
Adjustments to reconcile net loss to
    Net cash used by operating activities:
         (Decrease)/Increase in accrued expenses

          Net cash used by operating activities                  (6,861)           (5,936)         (57,110)
                                                                -------           -------          -------         ------------
CASH FLOWS FROM FINANCING ACTIVITIES:

     Borrowing from related party                                    --                --            8,000
     Proceeds from sale of common stock                              --                --           15,000
     Acquisition of treasury stock                                   --                --               (5)
     Additional Capital contribution                              7,080             5,952           34,367
                                                                -------           -------         --------

          Net cash provided by financing activities               7,080             5,952           57,362
                                                                -------           -------         --------

NET INCREASE (DECREASE) IN CASH                                     219                16              252
CASH, beginning of period                                            33                17                0
                                                                -------           -------         --------

CASH, end of period                                                $252               $33             $252
                                                                =======           =======         ========

                        See notes to financial statements

                             CHINA VENTURES LIMITED
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

China Ventures Limited (we) was incorporated in the Cayman Islands on December 10, 1999 for the purpose of facilitating a Chinese private company to become a reporting public company whose securities are qualified for trading in the United States secondary market. We have the intention of attempting to locate and negotiate with a target business entity, initially from the People's Republic of China (PRC), to effect a merger or some other business combination, in exchange for the opportunity to acquire ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. If this initial attempt fails, we do not expect to restrict our search to any specific business, industry or geographical location. As of December 31, 2003, we are in the development stage and have not started operations; accordingly these financial statements are prepared in accordance with SFAS 7, "Accounting and Reporting by Development Stage Enterprises" as issued by the Financial Accounting Standards Board.

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

FIN No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others"

In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" which expands previously issued accounting guidance and disclosure requirements for certain guarantees. The interpretation requires an entity to recognize an initial liability for the fair value of an obligation assumed by issuing a guarantee. The initial recognition and initial measurement provisions of FIN No. 45 are applicable to a company on a prospective basis to guarantees issued or modified after December 31, 2002. However, the disclosure requirements in FIN No. 45 are effective for a company's financial statements for periods ending after December 15, 2002. The Company is not a party to any agreement in which it is a guarantor of indebtedness of others therefore the interpretation did not affect the Company's financial position, results of operations or cash flows.

FASB No. 148 "Accounting for Stock-Based Compensation - Transition and
Disclosure"

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". SFAS No. 148 does not alter the provisions of SFAS 123, nor does it require stock-based compensation to be measured under the fair-value method. Rather, SFAS 148 provides alternative transition methods to companies that elect to expense stock-based compensation using the fair-value approach under SFAS No. 123. The Company will continue to account for stock-based compensation in accordance with APB No. 25. As such, the Company does not expect this standard to have a material impact on its financial position or results of operations. The Company has adopted the disclosure-only provisions of SFAS No. 148.

FIN No. 46, "Consolidation of Variable Interest Entities"

In January 2003, the FASB issued Interpretations No. 46, "Consolidation of Variable Interest Entities". FIN No. 46 addresses consolidation by business enterprises of variable interest entities (formerly special purpose entities or "SPEs"). The Company does not have any variable interest entities as defined by FIN No. 46.

FASB No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities"

In April 2003, the FASB issued Statement No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities". This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under Statement No. 133, "Accounting for Derivatives Instruments and Hedging Activities." The provisions of this statement are effective for all derivatives and hedging activities entered into after June 30, 2003. The Company does not expect SFAS No. 149 to have a material effect on its financial statements.

FASB No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity"

In May 2003, the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards on the classification and measurement of certain instruments with characteristics of both liabilities and equity. The provisions of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2002 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The Company does not expect SFAS No. 150 to have a material effect on its financial statements.

EITF 03-11, "Reporting Gains and Losses on Derivative Instruments That are Subject to FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and Not Held for Trading Purposes".

In August 2003, the EITF reached a consensus that all gains and losses (realized and unrealized) on derivative instruments within the scope of SFAS 133 should be shown net in the income statement, whether or not settled physically, if the derivative instruments are held for trading purposes. However, the EITF recognized that there may be contracts within the scope of SFAS 133 considered not held for trading purposes that warrant further consideration as to the appropriate income statement classification of the gains and losses. In EITF 03-11, the EITF clarified certain criteria to use in determining whether gains and losses related to non-trading derivative instruments should be shown net in the income statement. The adoption of EITF 03-11 did not have an material effect on the Company's financial position, results of operations or cash flows.

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

On December 16, 1999, in connection with the formulation of China Ventures, Mr. Hong Yang (who later transferred his shares to Mr. James Chow) received 123,750 ordinary shares, Mr. James Chow received 121,250 ordinary shares and Mr. Ricardo Bajandas received 5,050 ordinary shares. Each of Mr. Yang, Mr. Chow, and Mr. Bajandas paid par value as consideration for the shares issued in connection with the formulation of China Ventures. Mr. Yang and Mr. Chow are residents of China. Mr. Bajandas is a resident of the United States. Accordingly, no exception was required for the issuance of ordinary shares to Mr. Yang or Mr. Chow. Mr. Bajandas purchased his ordinary shares of China Ventures in reliance on Rule 4(2) promulgated under the Securities Act. In May 2000, in connection with the termination of Mr. Bajandas' engagement with China Ventures, Mr. Bajandas agreed to transfer his ordinary shares to China Ventures.

In March 2003 Mr. Hong transferred all his shares (123,750) to Mr. James Chow, who now holds 245,000 shares.

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