Form 10-Q
period 2004-03-31
CHINA VENTURES LTD
filed 2004-05-04
CIK 1101545

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended March 31, 2004

                                       OR

         [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____

                        Commission file number: 000-30802

                             CHINA VENTURES LIMITED
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          CAYMAN ISLANDS                                N/A
 -------------------------------            ----------------------------
 (State or other jurisdiction of            (IRS Employer Identification
  incorporation or organization)                       Number)

        999 BRICKELL AVENUE
              SUITE 600
            MIAMI, FLORIDA                              33131
----------------------------------------             -----------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Ordinary Shares, $0.001 par value; outstanding on March 31, 2004:  247,500

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements

                 Balance Sheets                                             F-2

                 Statements of Operations                                   F-3

                 Statement of Changes in Stockholders' Deficiency           F-4

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

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements.

                             CHINA VENTURES LIMITED
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

                                                         MARCH 31   DECEMBER 31
                                                           2004        2003
                                                       (Unaudited)   (Audited)
CURRENT ASSETS
     Cash                                                $     80    $    252
                                                         --------    --------
                  TOTAL CURRENT ASSETS                   $     80    $    252
                                                         ========    ========
LIABILITIES AND STOCKHOLDER'S DEFICIENCY

CURRENT LIABILITIES
     Due to related party                                $  8,000    $  8,000
                                                         --------    --------
       TOTAL CURRENT LIABILITIES                            8,000       8,000
                                                         --------    --------
STOCKHOLDERS' DEFICIENCY
     Common stock, par value $.001 per share;
        50,000,000 shares authorized and 252,550
        shares issued                                         252         252
     Less treasury stock, 5,050 shares                         (5)         (5)
     Additional paid in capital                            52,995      49,365
     Subscription receivable                                 (250)       (250)
     Deficit accumulated during the development stage     (60,912)    (57,110)
                                                         --------    --------
          TOTAL STOCKHOLDERS' DEFICIT                      (7,920)     (7,748)
                                                         --------    --------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT              $     80    $    252
                                                         ========    ========

                        See notes to financial statements

                             CHINA VENTURES LIMITED
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS


                                                      FOR THE          FOR THE
                                                     QTR ENDED        QTR ENDED
                                                      03/31/04         03/31/03
                                                     ---------        --------
REVENUE                                                   --               --

COSTS AND EXPENSES:
GENERAL AND ADMINISTRATIVE
 EXPENSES
   Professional fees                                 $   3,801        $   5,373
                                                     ---------        ---------
       NET LOSS                                      $  (3,801)       $  (5,373)
                                                     =========        =========
BASIC AND DILUTED NET LOSS PER SHARE
                                                     $   (0.00)       $   (0.00)
                                                     =========        =========
SHARES USED IN THE CALCULATION OF
   BASIC AND DILUTED NET LOSS PER
   SHARE                                               249,604          249,604

                        See notes to financial statements

                             CHINA VENTURES LIMITED
                          (A DEVELOPMENT STAGE COMPANY)
                STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY

                                                                                                  Deficit
                                         Common                       Additional     Stock      Accumulated
                                          Stock          Treasury      Paid-In    Subscription   During the
                                    Shares      Amount      Stock       Capital    Receivable    Dev. Stage    Total
                                    -------     ------    --------    ----------  ------------   ---------    --------
Inception (12/10/99 to 12/31/99)
Issuance of Common Stock
  ($.001 per share)                 250,050    $    250          --          --     ($   250)           --          --

Sale of Common Stock
  ($6 per share)                      2,500    $      2          --    $ 14,998           --            --    $ 15,000

Net Loss                                 --          --          --          --           --      ($20,928)   ($20,928)
                                   --------    --------    --------    --------     --------      --------    --------

Balance 12/31/99                    252,550         252          --      14,998         (250)      (20,928)     (5,928)

Year Ended 12/31/00:

Additional Capital Contribution          --          --          --      14,925           --            --      14,925

Treasury stock as of 5/1/00              --          --          (5)         --           --            --          (5)

Net Loss                                 --          --          --          --           --       (16,881)    (16,881)
                                   --------    --------    --------    --------     --------      --------    --------

Balance 12/31/00                    252,550         252          (5)     29,923         (250)      (37,809)     (7,889)

Year Ended 12/31/01:

Additional Capital Contribution          --          --          --       6,410           --            --       6,410

Net Loss                                 --          --          --          --           --        (6,504)     (6,504)
                                   --------    --------    --------    --------     --------      --------    --------

Balance 12/31/01                    252,550         252          (5)     36,333         (250)      (44,313)     (7,983)

Year Ended 12/31/02:

Additional Capital Contribution          --          --          --       5,952           --            --       5,952

Net Loss                                 --          --          --          --           --        (5,936)     (5,936)
                                   --------    --------    --------    --------     --------      --------    --------

Balance 12/31/02                    252,550         252          (5)     42,285         (250)      (50,249)     (7,967)

Year Ended 12/31/03:
Additional Capital Contribution          --          --          --       7,080           --            --       7,080

Net Loss                                 --          --          --          --           --        (6,861)     (6,861)
                                   --------    --------    --------    --------     --------      --------    --------
Balance 12/31/03                    252,550         252          (5)   $ 49,365     $   (250)     ($57,110)   ($ 7,748)
                                   --------         ===

Quarter Ended 03/31/04:
Additional Capital Contribution          --          --          --       3,630           --            --       3,630

Net Loss                                 --          --          --          --           --        (3,802)     (3,802)
                                   --------    --------    --------    --------     --------      --------    --------
Balance 03/31/04                    252,550         252          (5)   $ 52,995     $   (250)     ($60,912)   ($ 7,920)
                                   ========    ========    ========    ========     ========      ========    ========

               See notes to financial statements

                             CHINA VENTURES LIMITED
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS

                                                      QTR ENDED       QTR ENDED
                                                      03/31/04         03/31/03
                                                      ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

NET LOSS                                               $(3,802)        $(5,373)
                                                       -------         -------
Adjustments to reconcile net loss to
    Net cash used by operating activities:                 --              --
         (Decrease)/Increase in accrued expenses
          Net cash used by operating activities         (3,802)         (5,373)
                                                       -------         -------
CASH FLOWS FROM FINANCING ACTIVITIES:
          Additional Capital contribution                3,630           5,900
                                                       -------         -------
          Net cash provided by financing activities      3,630           5,900
                                                       -------         -------
NET INCREASE (DECREASE) IN CASH                           (172)            527
CASH, beginning of period                                  252              33
                                                       -------         -------
CASH, end of period                                    $    80         $   560
                                                       =======         =======

                        See notes to financial statements

                             CHINA VENTURES LIMITED
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

China Ventures Limited (we) was incorporated in the Cayman Islands on December 10, 1999 for the purpose of facilitating a Chinese private company to become a reporting public company whose securities are qualified for trading in the United States secondary market. We have the intention of attempting to locate and negotiate with a target business entity, initially from the People's Republic of China (PRC), to effect a merger or some other business combination, in exchange for the opportunity to acquire ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. If this initial attempt fails, we do not expect to restrict our search to any specific business, industry or geographical location. As of March 31, 2004, we are in the development stage and have not started operations; accordingly these financial statements are prepared in accordance with SFAS 7, "Accounting and Reporting by Development Stage Enterprises" as issued by the Financial Accounting Standards Board.

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

NOTE B - GOING CONCERN

As shown in the accompanying financial statements, we are in the development stage, have yet to generate operating revenues and will require a significant amount of capital to commence our planned principal operations. As reflected in the accompanying financial statements, we have incurred accumulated losses since inception of $60,912 and have raised an insignificant amount of capital. As such, there is no assurance that we will be successful in our efforts to raise the necessary capital to commence our planned principal operations.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The Registrant has not, as of the end of the three month period ended September 30, 2003, commenced active business operations. As of March 31, 2004 the Registrant had assets in the amount of $80, liabilities in the amount of $8,000 and the total Shareholders' Deficit was $7,920.

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

                                                     CHINA VENTURES LIMITED

Date: May 3, 2004                                    By:  /s/ James N.L. Chow
                                                         -----------------------
                                                         James N.L. Chow
                                                         President,Secretary &
                                                         Principal Financial and
                                                         Accounting Officer