Form 10-Q
period 2004-06-30
CHINA VENTURES LTD
filed 2004-08-16
CIK 1101545

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended June 30, 2004

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

        999 BRICKELL AVENUE
              SUITE 600
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Ordinary Shares, $0.001 par value; outstanding on June 30, 2004:  247,500

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements

                 Balance Sheets                                               3

                 Statements of Operations                                     4

                 Statement of Changes in Stockholders' Deficiency             5

                 Statements of Cash Flows                                     6

                 Notes to Financial Statements                                7

         Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations               11

PART II. OTHER INFORMATION

         Item 1. Legal Proceedings                                           12

         Item 2. Changes in Securities and Use of Proceeds                   12

         Item 3. Defaults Upon Senior Securities                             12

         Item 4. Submission of Matters to a Vote of Security Holders         12

         Item 5. Other Information                                           12

         Item 6. Exhibits and Reports on Form 8-K                            12

SIGNATURES                                                                   13

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements.

                             CHINA VENTURES LIMITED
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

                                                         JUNE 30,   DECEMBER 31,
                                                           2004        2003
                                                       -----------  ------------
                                                       (Unaudited)   (Audited)
CURRENT ASSETS
     Cash                                                $    259    $    252
                                                         --------    --------
                  TOTAL CURRENT ASSETS                   $    259    $    252
                                                         ========    ========
LIABILITIES AND STOCKHOLDER'S DEFICIENCY

CURRENT LIABILITIES
     Due to related party                                $  8,000    $  8,000
                                                         --------    --------
       TOTAL CURRENT LIABILITIES                            8,000       8,000
                                                         --------    --------
STOCKHOLDERS' DEFICIENCY
     Common stock, par value $.001 per share;
        50,000,000 shares authorized and 252,550
        shares issued                                         252         252
     Less treasury stock, 5,050 shares                         (5)         (5)
     Additional paid in capital                            55,745      49,365
     Subscription receivable                                 (250)       (250)
     Deficit accumulated during the development stage     (63,483)    (57,110)
                                                         --------    --------
          TOTAL STOCKHOLDERS' DEFICIT                      (7,741)     (7,748)
                                                         --------    --------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT              $    259    $    252
                                                         ========    ========

                        See notes to financial statements

                             CHINA VENTURES LIMITED
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                      FOR THE          FOR THE
                                                     QTR ENDED        QTR ENDED
                                                      06/30/04         06/30/03
                                                     ---------        ---------
REVENUE                                                   --               --

COSTS AND EXPENSES:
GENERAL AND ADMINISTRATIVE
 EXPENSES
   Professional fees                                 $   2,571        $     753
                                                     ---------        ---------
       NET LOSS                                      $  (2,571)       $    (753)
                                                     =========        =========
BASIC AND DILUTED NET LOSS PER SHARE
                                                     $   (0.00)       $   (0.00)
                                                     =========        =========
SHARES USED IN THE CALCULATION OF
   BASIC AND DILUTED NET LOSS PER
   SHARE                                               249,604          249,604

                        See notes to financial statements

                             CHINA VENTURES LIMITED
                          (A DEVELOPMENT STAGE COMPANY)
                STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                                  (Unaudited)

                                                                                                  Deficit
                                      Common Stock                    Additional     Stock      Accumulated
                                    ------------------   Treasury      Paid-In    Subscription   During the
                                    Shares      Amount      Stock       Capital    Receivable    Dev. Stage    Total
                                    -------     ------    --------    ----------  ------------   ---------    --------
Inception (12/10/99 to 12/31/99)
Issuance of Common Stock
  ($.001 per share)                 250,050    $    250          --          --     ($   250)           --          --

Sale of Common Stock
  ($6 per share)                      2,500    $      2          --    $ 14,998           --            --    $ 15,000

Net Loss                                 --          --          --          --           --      ($20,928)   ($20,928)
                                   --------    --------    --------    --------     --------      --------    --------

Balance 12/31/99                    252,550         252          --      14,998         (250)      (20,928)     (5,928)

Year Ended 12/31/00:

Additional Capital Contribution          --          --          --      14,925           --            --      14,925

Treasury stock as of 5/1/00              --          --          (5)         --           --            --          (5)

Net Loss                                 --          --          --          --           --       (16,881)    (16,881)
                                   --------    --------    --------    --------     --------      --------    --------

Balance 12/31/00                    252,550         252          (5)     29,923         (250)      (37,809)     (7,889)

Year Ended 12/31/01:

Additional Capital Contribution          --          --          --       6,410           --            --       6,410

Net Loss                                 --          --          --          --           --        (6,504)     (6,504)
                                   --------    --------    --------    --------     --------      --------    --------

Balance 12/31/01                    252,550         252          (5)     36,333         (250)      (44,313)     (7,983)

Year Ended 12/31/02:

Additional Capital Contribution          --          --          --       5,952           --            --       5,952

Net Loss                                 --          --          --          --           --        (5,936)     (5,936)
                                   --------    --------    --------    --------     --------      --------    --------

Balance 12/31/02                    252,550         252          (5)     42,285         (250)      (50,249)     (7,967)

Year Ended 12/31/03:
Additional Capital Contribution          --          --          --       7,080           --            --       7,080

Net Loss                                 --          --          --          --           --        (6,861)     (6,861)
                                   --------    --------    --------    --------     --------      --------    --------
Balance 12/31/03                    252,550         252          (5)    49,365         (250)     ( 57,110)   ( 7,748)
                                   --------         ===

Six months ended 06/30/04:
Additional Capital Contribution          --          --          --       6,380          --            --        6,380

Net Loss                                 --          --          --          --           --        (6,372)     (6,372)
                                   --------    --------    --------    --------     --------      --------    --------
Balance 06/30/04                    252,550    $    252    $    (5)   $ 55,745     $   (250)     ($63,482)   ($ 7,740)
0)
                                   ========    ========    ========    ========     ========      ========    ========

               See notes to financial statements

                             CHINA VENTURES LIMITED
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                      QTR ENDED       QTR ENDED
                                                      06/30/04         06/30/03
                                                      ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

NET LOSS                                               $(2,571)        $ (753)
                                                       -------         -------
Adjustments to reconcile net loss to
    Net cash used by operating activities:                 --              --
         (Decrease)/Increase in accrued expenses
          Net cash used by operating activities         (2,571)          (753)
                                                       -------         -------
CASH FLOWS FROM FINANCING ACTIVITIES:
          Additional Capital contribution                2,750            250
                                                       -------         -------
          Net cash provided by financing activities      2,750            250
                                                       -------         -------
NET INCREASE (DECREASE) IN CASH                            179           (503)

CASH, beginning of period                                   80            560
                                                       -------         -------
CASH, end of period                                    $   259         $   57
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

NOTE B - GOING CONCERN

As shown in the accompanying financial statements, we are in the development stage, have yet to generate operating revenues and will require a significant amount of capital to commence our planned principal operations. As reflected in the accompanying financial statements, we have incurred accumulated losses since inception of $63,482 and have raised an insignificant amount of capital. As such, there is no assurance that we will be successful in our efforts to raise the necessary capital to commence our planned principal operations.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The Registrant has not, as of the end of the three month period ended June 30, 2004, commenced active business operations. As of June 30, 2004 the Registrant had assets in the amount of $259, liabilities in the amount of $8,000 and the total Shareholders' Deficit was $7,741.

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

                                                  CHINA VENTURES LIMITED

Date: August 10, 2004                               By:  /s/ James N. L. Chow
                                                    ------------------------
                                                    James N.L. Chow
                                                    President,Secretary &
                                                    Principal Financial and
                                                    Accounting Officer