Form 10KSB
period 2004-12-31
CHINA VENTURES LTD
filed 2005-04-01
CIK 1101545

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

                   For the fiscal year ended December 31, 2004

                        Commission file number: 000-30802

                            -------------------------

                             China Ventures Limited
                 (Name of Small Business Issuer in its Charter)


             Cayman Islands                                      N/A
     -------------------------------                ----------------------------
     (State or Other Jurisdiction of                (IRS Employer Identification
      Incorporation or Organization)                          Number)


     999 Brickell Avenue, Suite 600                         Miami, FL  33131
----------------------------------------                    ----------------
(Address of Principal Executive Offices)                     (Zip Code)


                                 (305) 810-2898
                            -------------------------
                            Issuer's Telephone Number

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

Common Stock $.001 par value
----------------------------
     (Title of Class)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation SB is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. (X).

The issuer's revenues for its most recent fiscal year were $0.

The aggregate market value of the voting stock held by non-affiliates was approximately $0 as of December 31, 2004.The stock was not traded as of December 31, 2004.

The number of shares of common stock outstanding as of December 31, 2004 was 247,500.

                             China Ventures, Limited
                                   Form 10-KSB

                                TABLE OF CONTENTS

                                     PART I


ITEM 1.        Description of Business                                        3
ITEM 2.        Description of Property                                        4
ITEM 3.        Legal Proceedings                                              4
ITEM 4.        Submission of Matters to a Vote of Security Holders            4

                                     PART II

ITEM 5.        Market for Common Equity And related Stockholder Matters       4
ITEM 6.        Management's Discussion and Analysis Or Plan of Operation      4
ITEM 7.        Financial Statements                                           5

                                    PART III

ITEM 9.        Directors, Executive Officers, Promoters And Control Persons;
                    Compliance with Section 16 (a) of the Exchange Act        5
ITEM 8.        Changes in and disagreements with Accountants on Accounting
                    and Financial Disclosure                                  5
ITEm 8A.       Controls and procedures                                        5
ITEM 10.       Executive Compensation                                         6
ITEM 11.       Security Ownership of Certain Beneficial Owners and
                  Management                                                  6
ITEM 12.       Certain Relationships and Related Transactions                 6
ITEM 13.       Exhibits                                                       6
ITEM 14.       Principal Accountant's Fees and Services                       6

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

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's shares of common stock were not traded during the fiscal year ended December 31, 2004. We do not anticipate the commencement of a market for our securities until, and unless, a business combination is consummated. As such, there is no guarantee that our common stock will commence trading or that any trading will be active.

On December 31, 2004, the approximate number of record holders of the common stock of the Company was 26

To date, we have not paid any dividends on our common stock and we do not expect to pay any dividends in the foreseeable future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Plan of Operations

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

As of December 31, 2004 we had only one employee, our Secretary and a director of the Company, James Chow. If a business combination is consummated, we anticipate hiring a staff to accommodate such business.

ITEM 7.  FINANCIAL STATEMENTS

Reference is made to the financial statements attached hereto, commencing on page F-1, which are incorporated by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A. CONTROLS AND PROCEDURES

     a) Evaluation of Disclosure Controls and Procedures. The term "disclosure controls and procedures" is defined in Rule 13a - 15(e) of the Securities Exchange Act of 1934, or the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Our Secretary and Principal Financial and Accounting Officer have concluded, based on their evaluation as of December 31, 2004, that our disclosure controls and procedures are effective for recording, processing, summarizing and timely reporting the information we are required to disclose in our reports filed under the Exchange Act.

     b) Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting during the year ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

ITEM 9. DIRECTORS, AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The names, ages and terms of office of directors and executive officers of China Ventures are set forth in the following table:

NAME                   AGE             POSITIONS                DIRECTOR SINCE
----------------       ---             -------------------      --------------
James N. L. Chow        47             Director; President      December 1999


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

ITEM 10. EXECUTIVE COMPENSATION

There was no executive compensation in 2004 and 2003

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The number of ordinary shares of China Ventures' owned by our directors and officers and by each person who owns legally and beneficially more than five percent of China Ventures' issued and outstanding ordinary shares on December 31, 2004, the address of each such person and the percentage of the ordinary shares represented by such shares is set forth in the following table. Unless otherwise indicated all ownership is both legal and beneficial.

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

ITEM 14. PRINCIPAL ACCOUNTANT'S FEES AND SERVICES

The following table sets forth fees billed to the Company by the Company's independent auditors for the years ended December 31, 2004 and December 31,2003 for (i)services rendered for the audit of the Company's annual financial statements, (ii) services rendered that are reasonably related to the performance of the audit of the Company's financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance. The Company's sole officer and director pre-approved all services rendered by the Company's independent auditors.

Principal Accountant Fees and Services

For the fiscal year ended
December 31, 2004
December 31, 2003
Audit fees
           $4,250
           $4,000
Audit - related fees
                0
                0
Tax Fees
                0
                0
      Total Fees
           $4,250
           $4,000

(31.1) CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(32.1)   CERTIFICATION BY PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER PURSUANT TO
         SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Financial Statements

Independent Auditor's Reports

Balance Sheet dated as of December 31, 2004

Statements of Operations for the fiscal years ended December 31, 2004 and 2003 and from December 10, 1999 (inception date) to December 31, 2004

Statements of Stockholders' Deficiency for the fiscal years ended December 31, 2004 and 2003 and from December 10, 1999 (inception date) to December 31, 2004

Statement of Cash Flows for the fiscal years ended December 31, 2004 and 2003 and From December 10, 1999 (inception date) to December 31, 2004

Notes to Financial Statements

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10 to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     CHINA VENTURES LIMITED



Dated: March 23, 2005                             BY: /s/ James N. L. Chow
       --------------                                 --------------------------
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

Statements of Cash Flows                                                  F-5

Notes to Financial Statements                                          F-6, F-10

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders of China Ventures Limited
George Town
Grand Cayman Island, BWI

We have audited the accompanying balance sheet of China Ventures Limited (A Development Stage Company) as of December 31, 2004 and the related statements of operations, stockholders' deficiency and cash flows for each of the years in the two-year period ended December 31, 2004. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Ventures Limited (A Development Stage Company)as of December 31, 2004 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America..


BERENFELD, SPRITZER, SHECHTER & SHEER, CPA'S
Sunrise, Florida
March 30, 2005

                             CHINA VENTURES LIMITED
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                DECEMBER 31, 2004

ASSETS

CURRENT ASSETS
     Cash                                                              $     26
                                                                       --------
          TOTAL CURRENT ASSETS                                         $     26
                                                                       ========

LIABILITIES AND STOCKHOLDER'S DEFICIENCY

CURRENT LIABILITIES

     Due to related party                                              $  8,000
                                                                       --------
          TOTAL CURRENT LIABILITIES                                       8,000
                                                                       --------

STOCKHOLDERS' DEFICIENCY
     Common stock, par value $.001 per share; 50,000,000 shares
          authorized and 252,550 shares issued                              252

     Less treasury stock, 5,050 shares                                       (5)

     Additional paid in capital                                          57,285

     Subscription receivable                                               (250)

     Deficit accumulated during the development stage                   (65,256)
                                                                       --------

          TOTAL STOCKHOLDERS' DEFICIT                                    (7,974)
                                                                       --------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                            $     26
                                                                       ========

                        See notes to financial statements

                             CHINA VENTURES LIMITED
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS

                                          FOR THE      FOR THE     CUMMULATIVE
                                          YR ENDED     YR ENDED       DURING
                                         12/31/04      12/31/03     DEV. STAGE
                                         --------      --------      --------

REVENUE                                        --            --            --

COSTS AND EXPENSES:

GENERAL AND ADMINISTRATIVE
 EXPENSES                                $  8,146      $  6,862      $ 65,256
                                         --------      --------      --------

       NET LOSS                          $ (8,146)     $ (6,862)     $(65,256)
                                         ========      ========      ========

BASIC AND DILUTED NET LOSS PER SHARE
                                         $  (0.03)     $  (0.03)
                                         ========      ========


SHARES USED IN THE CALCULATION OF
   BASIC AND DILUTED NET LOSS PER
   SHARE                                  249,604       249,604

                        See notes to financial statements

                             CHINA VENTURES LIMITED
                          (A DEVELOPMENT STAGE COMPANY)
                STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY

                                                                                                Deficit
                                     Common Stock                    Additional   Stock       Accumulated
                                   ------------------    Treasury     Paid-In  Subscription   During the
                                   Shares      Amount      Stock      Capital   Receivable    Dev. Stage   Total
                                   --------    ------    --------    ---------- ----------     ---------  --------
Inception (12/10/99 to 12/31/99)
Issuance of Common Stock
  ($.001 per share)                 250,050    $    250          --          --   ($   250)         --          --

Sale of Common Stock
  ($6 per share)                      2,500    $      2          --    $ 14,998         --          --    $ 15,000

Net Loss                                 --          --          --          --         --    ($20,928)   ($20,928)
                                   --------    --------    --------    --------   --------    --------    --------

Balance 12/31/99                    252,550         252          --      14,998       (250)    (20,928)     (5,928)

Year Ended 12/31/00:

Additional Capital Contribution          --          --          --      14,925         --          --      14,925

Treasury stock as of 5/1/00              --          --          (5)         --         --          --          (5)

Net Loss                                 --          --          --          --         --     (16,881)    (16,881)
                                   --------    --------    --------    --------   --------    --------    --------

Balance 12/31/00                    252,550         252          (5)     29,923       (250)    (37,809)     (7,889)

Year Ended 12/31/01:

Additional Capital Contribution          --          --          --       6,410         --          --       6,410

Net Loss                                 --          --          --          --         --      (6,504)     (6,504)
                                   --------    --------    --------    --------   --------    --------    --------

Balance 12/31/01                    252,550         252          (5)     36,333       (250)    (44,313)     (7,983)

Year Ended 12/31/02:

Additional Capital Contribution          --          --          --       5,952         --          --       5,952

Net Loss                                 --          --          --          --         --      (5,936)     (5,936)
                                   --------    --------    --------    --------   --------    --------    --------

Balance 12/31/02                    252,550         252          (5)     42,285       (250)    (50,249)     (7,967)

Year Ended 12/31/03:
Additional Capital Contribution          --          --          --       7,080         --          --       7,080

Net Loss                                 --          --          --          --         --      (6,861)     (6,861)
                                   --------    --------    --------    --------   --------    --------    --------
Balance 12/31/03                    252,550         252          (5)     49,365       (250)    (57,110)     (7,748)

Additional Capital Contribution          --          --          --       7,920         --          --       7,920
Net Loss                                 --          --          --          --         --      (8,146)     (8,146)

                                   --------    --------    --------    --------   --------    --------    --------
Balance 12/31/04                    252,550         252          (5)   $ 57,285   $   (250)   ($65,256)   ($ 7,974)
                                   ========    ========    ========    ========   ========    ========    ========

                        See notes to financial statements

                             CHINA VENTURES LIMITED
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS

                                                                                           CUMULATIVE
                                                         YEAR ENDED        YEAR ENDED        DURING
                                                          12/31/04          12/31/03       DEV. STAGE
                                                          -------           -------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:

NET LOSS                                                  $(8,146)          $(6,861)        $(65,256)
                                                          -------           -------         --------
Adjustments to reconcile net loss to
    Net cash used by operating activities:                     --                --               --

          Net cash used by operating activities            (8,146)           (6,861)         (65,256)
                                                          -------           -------          -------
CASH FLOWS FROM FINANCING ACTIVITIES:

     Borrowing from related party                              --                --            8,000
     Proceeds from sale of common stock                        --                --           15,000
     Acquisition of treasury stock                             --                --               (5)
     Additional Capital contribution                        7,920             7,080           42,287
                                                          -------           -------         --------

          Net cash provided by financing activities         7,920             7,080           65,229
                                                          -------           -------         --------

NET INCREASE (DECREASE) IN CASH                              (226)              219               27
CASH, beginning of period                                     252                33                0
                                                          -------           -------         --------

CASH, end of period                                       $    26              $252         $     27
                                                          =======           =======         ========

                        See notes to financial statements

                             CHINA VENTURES LIMITED
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

China Ventures Limited (we) was incorporated in the Cayman Islands on December 10, 1999 for the purpose of facilitating a Chinese private company to become a reporting public company whose securities are qualified for trading in the United States secondary market. We have the intention of attempting to locate and negotiate with a target business entity, initially from the People's Republic of China (PRC), to effect a merger or some other business combination, in exchange for the opportunity to acquire ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. If this initial attempt fails, we do not expect to restrict our search to any specific business, industry or geographical location. As of December 31, 2004, we are in the development stage and have not started operations; accordingly these financial statements are prepared in accordance with SFAS 7, "Accounting and Reporting by Development Stage Enterprises" as issued by the Financial Accounting Standards Board.

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

RECENT ACCOUNTING PRONOUNCEMENTS

FASB No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities"

In April 2003, the FASB issued Statement No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities". This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under Statement No. 133, "Accounting for Derivatives Instruments and Hedging Activities." The provisions of this statement are effective for all derivatives and hedging activities entered into after June 30, 2003. SFAS No. 149 did not have a material effect on the Company's financial position, results of operations or cash flows.

FASB No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity"

In May 2003, the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards on the classification and measurement of certain instruments with characteristics of both liabilities and equity. The provisions of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2002 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. SFAS No. 150 did not have a material effect on the Company's financial position, results of operations or cash flows.

EITF 03-11, "Reporting Gains and Losses on Derivative Instruments That are Subject to FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and Not Held for Trading Purposes".

In August 2003, the EITF reached a consensus that all gains and losses (realized and unrealized) on derivative instruments within the scope of SFAS 133 should be shown net in the income statement, whether or not settled physically, if the derivative instruments are held for trading purposes. However, the EITF recognized that there may be contracts within the scope of SFAS 133 considered not held for trading purposes that warrant further consideration as to the appropriate income statement classification of the gains and losses. In EITF 03-11, the EITF clarified certain criteria to use in determining whether gains and losses related to non-trading derivative instruments should be shown net in the income statement. The adoption of EITF 03-11 did not have a material effect on the Company's financial position, results of operations or cash flows.

On December 2004, the FASB issued SFAS No. 123R, "Accounting for Stock-Based Compensation". This statement is a revision to SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No.25, "Accounting for Stock Issued to Employees". This statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service, the requisite service period (usually the vesting period). The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models.

In addition, a public entity is required to measure the cost of employee services received in exchange for an award of liability instruments based on its current value. The fair value of that award will be re-measured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over the period.

For public entities that file as small business issuers, this statement is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005.

At the required effective date, all public entities that used the fair value method for either recognition or disclosure under Statement 123 are required to apply this statement using a modified version of prospective application. Under that transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under Statement 123 for either recognition or pro-forma disclosures. For periods before the required effective date, those entities may elect to apply the modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by Statement 123. The Company does not expect SFAS No. 123R to have a material effect on its financial statements.

NOTE B - GOING CONCERN

As shown in the accompanying financial statements, we are in the development stage, have yet to generate operating revenues and will require a significant amount of capital to commence our planned principal operations. As reflected in the accompanying financial statements, we have incurred accumulated losses since inception of $65,256 and have raised an insignificant amount of capital. As such, there is no assurance that we will be successful in our efforts to raise the necessary capital to commence our planned principal operations.

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