Form 10-Q
period 2005-06-30
CHINA VENTURES LTD
filed 2005-09-23
CIK 1101545

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended June 30, 2005

                                       OR

         [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____

                        Commission file number: 000-30802

                             CHINA VENTURES LIMITED
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          CAYMAN ISLANDS                                        N/A
 -------------------------------                    ----------------------------
 (State or other jurisdiction of                    (IRS Employer Identification
  incorporation or organization)                               Number)

        999 BRICKELL AVENUE
              SUITE 600
            MIAMI, FLORIDA                                       33131
- - --------------------------------------                      ----------
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

Ordinary Shares, $0.001 par value; outstanding on June 30, 2005: 247,500

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

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements.

                             CHINA VENTURES LIMITED
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

                                                          JUN 30,     DEC 31,
                                                           2005        2004
                                                       -----------  ---------
                                                       (Unaudited)  (Audited)
CURRENT ASSETS
     Cash                                                $    30    $     26
                                                         --------    --------
                  TOTAL CURRENT ASSETS                   $    30    $     26
                                                         ========    ========
LIABILITIES AND STOCKHOLDER'S DEFICIENCY

CURRENT LIABILITIES
     Due to related party                                $  8,000    $  8,000
                                                         --------    --------
       TOTAL CURRENT LIABILITIES                            8,000       8,000
                                                         --------    --------
STOCKHOLDERS' DEFICIENCY
     Common stock, par value $.001 per share;
        50,000,000 shares authorized and 252,550
        shares issued                                         252         252
     Less treasury stock, 5,050 shares                         (5)         (5)
     Additional paid in capital                            61,480      57,285
     Subscription receivable                                 (250)       (250)
     Deficit accumulated during the development stage     (69,447)    (65,256)
                                                         --------    --------
          TOTAL STOCKHOLDERS' DEFICIT                      (7,970)     (7,974)
                                                         --------    --------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT              $     30    $     26
                                                         ========    ========

                        See notes to financial statements

                             CHINA VENTURES LIMITED
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                      FOR THE         FOR THE
                                                     QTR ENDED       QTR ENDED
                                                      06/30/05       06/30/04
                                                     ---------       ---------
REVENUE                                                     --              --

COSTS AND EXPENSES:
GENERAL AND ADMINISTRATIVE
 EXPENSES
   Professional fees                                 $   4,191        $  2,571
                                                     ---------        --------
       NET LOSS                                      $  (4,191)       $ (2,571)
                                                     =========        ========


BASIC AND DILUTED NET LOSS PER SHARE                 $   (0.00)       $  (0.00)
                                                     =========        ========
SHARES USED IN THE CALCULATION OF
   BASIC AND DILUTED NET LOSS PER
   SHARE                                               249,604         249,604

                        See notes to financial statements

                             CHINA VENTURES LIMITED
                          (A DEVELOPMENT STAGE COMPANY)
                STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                                   (Unaudited)

                                                                                                      Deficit
                                        Common Stock                       Additional     Stock      Accumulated
                                     --------------------     Treasury      Paid-In    Subscription   During the
                                     Shares       Amount       Stock        Capital     Receivable    Dev. Stage      Total
                                     -------     --------     --------      --------     --------      --------      --------
Inception (12/10/99 to 12/31/99)
Issuance of Common Stock
  ($.001 per share)                  250,050     $    250           --            --     $   (250)           --            --

Sale of Common Stock
  ($6 per share)                       2,500     $      2           --      $ 14,998           --            --      $ 15,000

Net Loss                                  --           --           --            --           --      $(20,928)     $(20,928)
                                     -------     --------     --------      --------     --------      --------      --------

Balance 12/31/99                     252,550          252           --        14,998         (250)      (20,928)       (5,928)

Year Ended 12/31/00:

Additional Capital Contribution           --           --           --        14,925           --            --        14,925

Treasury stock as of 5/1/00               --           --           (5)           --           --            --            (5)

Net Loss                                  --           --           --            --           --       (16,881)      (16,881)
                                     -------     --------     --------      --------     --------      --------      --------

Balance 12/31/00                     252,550          252           (5)       29,923         (250)      (37,809)       (7,889)

Year Ended 12/31/01:

Additional Capital Contribution           --           --           --         6,410           --            --         6,410

Net Loss                                  --           --           --            --           --        (6,504)       (6,504)
                                     -------     --------     --------      --------     --------      --------      --------

Balance 12/31/01                     252,550          252           (5)       36,333         (250)      (44,313)       (7,983)

Year Ended 12/31/02:

Additional Capital Contribution           --           --           --         5,952           --            --         5,952

Net Loss                                  --           --           --            --           --        (5,936)       (5,936)
                                     -------     --------     --------      --------     --------      --------      --------

Balance 12/31/02                     252,550          252           (5)       42,285         (250)      (50,249)       (7,967)

Year Ended 12/31/03:
Additional Capital Contribution           --           --           --         7,080           --            --         7,080

Net Loss                                  --           --           --            --           --        (6,861)       (6,861)
                                     -------     --------     --------      --------     --------      --------      --------
Balance 12/31/03                     252,550          252           (5)       49,365         (250)      (57,110)       (7,748)
                                     -------     --------     --------      --------     --------      --------      --------

2004 Net loss:                                                                                           (8,146)       (8,146)
Additional Capital Contribution           --           --           --         7,920           --            --         7,920
                                    --------     --------     --------      --------     --------      --------      --------
Balance 12/31/04                     252,550          252           (5)       57,285         (250)      (65,256)       (7,974)

Six months ended 06/30/05:                                                                               (4,191)       (4,191)
Additional Capital Contribution           --           --           --         4,195           --            --         4,195
                                     -------     --------     --------      --------     --------      --------      --------
Balance 06/30/05                     252,550     $    252     $     (5)     $ 61,480     $   (250)     $(69,447)     $ (7,970)
                                     =======     ========     ========      ========     ========      ========      ========

                        See notes to financial statements

                             CHINA VENTURES LIMITED
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                       QTR ENDED    QTR ENDED
                                                        06/30/05     06/30/04
                                                       ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

NET LOSS                                                $(4,191)     $(2,571)
                                                        -------      -------
Adjustments to reconcile net loss to
    Net cash used by operating activities:                   --           --
         (Decrease)/Increase in accrued expenses
          Net cash used by operating activities          (4,191)      (2,571)
                                                        -------      -------
CASH FLOWS FROM FINANCING ACTIVITIES:
          Additional Capital contribution                 4,195        2,750
                                                        -------      -------
          Net cash provided by financing activities       4,195        2,750
                                                        -------      -------
NET INCREASE (DECREASE) IN CASH                               4          179

CASH, beginning of period                                    26           80
                                                        -------      -------
CASH, end of period                                     $    30      $   259
                                                        =======      =======

                        See notes to financial statements

                            CHINA VENTURES LIMITED
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

China Ventures Limited (we) was incorporated in the Cayman Islands on December 10, 1999 for the purpose of facilitating a Chinese private company to become a reporting public company whose securities are qualified for trading in the United States secondary market. We have the intention of attempting to locate and negotiate with a target business entity, initially from the People's Republic of China (PRC), to effect a merger or some other business combination, in exchange for the opportunity to acquire ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. If this initial attempt fails, we do not expect to restrict our search to any specific business, industry or geographical location. As of June 30, 2005, we are in the development stage and have not started operations; accordingly these financial statements are prepared in accordance with SFAS 7, "Accounting and Reporting by Development Stage Enterprises" as issued by the Financial Accounting Standards Board.

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

FASB No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity"

In May 2003, the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards on the classification and measurement of certain instruments with characteristics of both liabilities and equity. The provisions of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2002 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. SFAS No. 150 did not have a material effect on the Company's financial position, results of operations or cash flows..

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

NOTE B - GOING CONCERN

As shown in the accompanying financial statements, we are in the development stage, have yet to generate operating revenues and will require a significant amount of capital to commence our planned principal operations. As reflected in the accompanying financial statements, we have incurred accumulated losses since inception of $69,447 and have raised an insignificant amount of capital. As such, there is no assurance that we will be successful in our efforts to raise the necessary capital to commence our planned principal operations.

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

NOTE C - RELATED PARTY TRANSACTIONS

A former stockholder of the Company acted as legal counsel during 1999. Legal fees and incorporation costs for the year ended December 31, 1999 in the amount of $11,678 were payable to a law firm in which this former stockholder was a partner.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The Registrant has not, as of the end of the six month period ended June 30, 2005, commenced active business operations. As of June 30, 2005 the Registrant had assets in the amount of $30, liabilities in the amount of $8,000 and the total Shareholders' Deficit was $30.

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

                                                  CHINA VENTURES LIMITED

Date: September 23, 2005                           By: /s/ James N. L. Chow
                                                      ------------------------
                                                      James N.L. Chow
                                                      President,Secretary &
                                                      Principal Financial and
                                                      Accounting Officer